Form 10-Q
period 2008-02-29
Sandfield Ventures Corp.
filed 2008-04-01
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

                        Commission file number 333-148710


                            SANDFIELD VENTURES CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         Caves Village, West Bay Street
                    Nassau, New Providence, Bahamas CB-12042
          (Address of principal executive offices, including zip code.)

                                  888-593-0181
                     (Telephone number, including area code)

                            Resident Agents of Nevada
                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of February 29, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended February 29, 2008 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 29,       November 30,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    701           $ 14,310
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    701             14,310
                                                                   --------           --------

TOTAL ASSETS                                                       $    701           $ 14,310
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --
                                                                   --------           --------

TOTAL LIABILITIES                                                        --                 --
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of February 29, 2008 and November 30, 2007                      3,000              3,000
  Additional paid-in capital                                         12,000             12,000
  Deficit accumulated during exploration stage                      (14,299)              (690)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              701             14,310
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    701           $ 14,310
                                                                   ========           ========


                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                November 5, 2007
                                            Three Months          (inception)
                                                Ended               through
                                             February 29,         February 29,
                                                2008                 2008
                                             ----------           ----------
REVENUES
  Revenues                                   $       --           $       --
                                             ----------           ----------
TOTAL REVENUES                                       --                   --

PROFESSIONAL FEES                                 4,200                4,200
MINERAL EXPENDITURES                              7,000                7,000
GENERAL & ADMINISTRATIVE EXPENSES                 2,409                3,099
                                             ----------           ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (13,609)             (14,299)
                                             ----------           ----------

NET INCOME (LOSS)                            $  (13,609)          $  (14,299)
                                             ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $    (0.00)          $    (0.00)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    3,000,000            3,000,000
                                             ==========           ==========


                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       November 5, 2007
                                                                     Three Months        (inception)
                                                                        Ended              through
                                                                      February 29,       February 29,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(13,609)          $(14,299)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                         --                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,609)           (14,299)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              3,000
  Additional paid-in capital                                                 --             12,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             15,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (13,609)               701

CASH AT BEGINNING OF PERIOD                                              14,310                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $    701           $    701
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sandfield Ventures Corp. (the Company) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a November 30, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 5, 2007 (date of inception).

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.   RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to February 29, 2008 and generated a net loss of $14,299. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $701 is not sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 4,000,000 shares for sale at $.015 per share to raise capital of $60,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 6. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Mark Holcombe, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 7. INCOME TAXES

                                                         As of Feburary 29, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 14,299
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     4,862
     Valuation allowance                                          (4,862)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of February 29, 2008, the Company has a net operating loss carryforwards of approximately $14,299. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On November 5, 2007, the Company issued a total of 3,000,000 shares of common stock to Mark Holcombe for cash in the amount of $0.005 per share for a total of $15,000.

As of February 29, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $13,609 for the three months ended February 29, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through February 29, 2008 was $14,299.

We have sold $15,000 in equity securities to our officer and director to fund our operations to date.

The following table provides selected financial data about our company for the quarter ended February 29, 2008.

                       Balance Sheet Data:          2/29/08
                       -------------------          -------

                       Cash                          $ 701
                       Total assets                  $ 701
                       Total liabilities             $   0
                       Shareholders' equity          $ 701

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2008 was $701. In order to achieve our exploration program goals, we will require the funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on March 5, 2008. If we experience a shortage of funds prior to funding from the offering we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Our exploration target is to find exploitable minerals on our property. Our success depends on achieving that target. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of silver and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production. We are unable to assure investors we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Our plan of operation for the next twelve months is to complete the three phases of the exploration program. In addition to the $50,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on general and administrative costs and professional fees, including fees payable in connection with reporting obligation compliance. Total expenditures over the next 12 months are expected to be approximately $60,000. We will require the funds from our offering to proceed.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive                    $ 8,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost are
transportation, accommodation, board, grid installation,
geophysical surveys, maps and report                                     11,500

PHASE 3

Induced polarization survey over grid controlled, anomalous
areas of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies, including assays, detailed maps and reports                   30,000
                                                                        -------

                                           Total                        $50,000
                                                                        =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the spring of 2008. We expect this phase to take 15 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $11,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in fall 2008 and phase 3 in spring 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

     Exhibit No.                        Description
     -----------                        -----------

       3.1     Articles of Incorporation*
       3.2     Bylaws*
      31       Sec. 302 Certification of Principal Executive & Financial Officer
      32       Sec. 906 Certification of Principal Executive & Financial Officer

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-148710, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008           Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)