Form 10-Q
period 2008-05-31
Sandfield Ventures Corp.
filed 2008-07-11
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of July 10, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended May 31, 2008 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                 As of              As of
                                                                 May 31,         November 30,
                                                                  2008               2007
                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $ 45,651           $ 14,310
                                                                --------           --------
TOTAL CURRENT ASSETS                                              45,651             14,310
                                                                --------           --------

      TOTAL ASSETS                                              $ 45,651           $ 14,310
                                                                ========           ========

          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Subscriptions Received                                        $ 46,500           $     --
  Accounts Payable                                                    80                 --
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                         46,580                 --
                                                                --------           --------

      TOTAL LIABILITIES                                           46,580                 --
                                                                --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of May 31, 2008 and November 30, 2007                        3,000              3,000
  Additional paid-in capital                                      12,000             12,000
  Deficit accumulated during exploration stage                   (15,929)              (690)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (929)            14,310
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 45,651           $ 14,310
                                                                ========           ========


                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        November 5, 2007
                                                Three Months          Six Months           (inception)
                                                   Ended                Ended                through
                                                   May 31,              May 31,              May 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     1,200                5,400                5,400
MINERAL EXPENDITURES                                     --                7,000                7,000
GENERAL & ADMINISTRATIVE EXPENSES                       431                2,839                3,529
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (1,631)             (15,239)             (15,929)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (1,631)          $  (15,239)          $  (15,929)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.01)          $    (0.01)
                                                 ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,000,000            3,000,000            3,000,000
                                                 ==========           ==========           ==========


                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      November 5, 2007
                                                                      Six Months         (inception)
                                                                        Ended             through
                                                                        May 31,            May 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(15,239)          $(15,929)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Subscriptions Received                                               46,500             46,500
    Accounts Payble                                                          80                 80
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            31,341             30,651

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              3,000
  Additional paid-in capital                                                 --             12,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             15,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          31,341             45,651

CASH AT BEGINNING OF PERIOD                                              14,310                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 45,651           $ 45,651
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to May 31, 2008 and generated a net loss of $15,929. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $45,651 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes an S-1 registration statement with the U.S. Securities and Exchange Commission of 4,000,000 shares for sale at $.015 per share to raise capital of $60,000 to implement their business plan. Management has currently placed $46,500 of the "all or nothing" offering as of May 31, 2008. There is no guarantee that the Company will be able to complete this or any other offerings.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 6. RELATED PARTY TRANSACTIONS (CONTINUED)

Mark Holcombe, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's current S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 7. INCOME TAXES

                                                            As of May 31, 2008
                                                            ------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 15,929
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      5,416
     Valuation allowance                                           (5,416)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 8. NET OPERATING LOSSES

As of May 31, 2008, the Company has a net operating loss carryforwards of approximately $15,929. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of May 31, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2008:

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

We incurred operating expenses of $1,631 for the three months ended May 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through May 31, 2008 was $15,929.

We have sold $15,000 in equity securities to our officer and director to fund our operations to date.

The following table provides selected financial data about our company for the quarter ended May 31, 2008.

                    Balance Sheet Data:            5/31/08
                    -------------------            -------

                    Cash                          $ 45,651
                    Total assets                  $ 45,651
                    Total liabilities             $ 46,580
                    Shareholders' equity          $   (929)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2008 was $45,651. In order to achieve our exploration program goals, we will require the $60,000 in funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on March 5, 2008. Management has currently placed $46,500 of the offering as of May 31, 2008. There is no guarantee that the Company will be able to complete this offering. If we experience a shortage of funds prior to funding from the offering we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the summer of 2008. We expect this phase to take 15 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

July 10, 2008            Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)