Form 10-Q
period 2008-08-31
Sandfield Ventures Corp.
filed 2008-10-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of October 14, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2008 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                   August 31,        November 30,
                                                                      2008               2007
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 61,083           $ 14,310
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                  61,083             14,310
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 61,083           $ 14,310
                                                                    ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                  $  4,000           $     --
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                              4,000                 --
                                                                    --------           --------

      TOTAL LIABILITIES                                                4,000                 --
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 and 3,000,000 shares issued and
   outstanding as of August 31, 2008 and November 30, 2007             7,000              3,000
  Additional paid-in capital                                          68,000             12,000
  Deficit accumulated during exploration stage                       (17,917)              (690)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            57,083             14,310
                                                                    --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 61,083           $ 14,310
                                                                    ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        November 5, 2007
                                                Three Months          Nine Months         (inception)
                                                   Ended                Ended               through
                                                 August 31,           August 31,           August 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     1,200                6,600                6,600
MINERAL EXPENDITURES                                     40                7,040                7,040
GENERAL & ADMINISTRATIVE EXPENSES                       748                3,587                4,277
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (1,988)             (17,227)             (17,917)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (1,988)          $  (17,227)          $  (17,917)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.00)
                                                 ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        4,739,130            3,581,818
                                                 ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      November 5, 2007
                                                                      Nine Months       (inception)
                                                                        Ended             through
                                                                      August 31,         August 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(17,227)          $(17,917)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payble                                                       4,000              4,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,227)           (13,917)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                4,000              7,000
  Additional paid-in capital                                             56,000             68,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            60,000             75,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          46,773             61,083

CASH AT BEGINNING OF PERIOD                                              14,310                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 61,083           $ 61,083
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sandfield Ventures Corp. (the Company) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and has completed the first stage of its exploration program.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to August 31, 2008 and generated a net loss of $17,917. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $61,083 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                           As of August 31, 2008
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 17,917
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      6,092
     Valuation allowance                                           (6,092)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 8. NET OPERATING LOSSES

As of August 31, 2008, the Company has a net operating loss carryforwards of approximately $17,917. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On July 23, 2008, the Company issued a total of 4,000,000 shares of common stock to 27 unrelated shareholders for cash in the amount of $0.015 per share for a total of $60,000 pursuant to the Compay's SB-2 registration statement.

As of August 31, 2008 the Company had 7,000,000 shares of common stock issued and outstanding.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 7,000,000 shares issued and outstanding.

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

We incurred operating expenses of $1,988 for the three months ended August 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through August 31, 2008 was $17,917.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended August 31, 2008.

                     Balance Sheet Data:           8/31/08
                     -------------------           -------

                     Cash                          $61,083
                     Total assets                  $61,083
                     Total liabilities             $ 4,000
                     Shareholders' equity          $57,083

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2008 was $61,083. In order to achieve our exploration program goals, we were required to raise the $60,000 in funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on March 5, 2008. The offering was completed on July 23, 2008. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

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

We plan to commence Phase 1 of the exploration program on the claims in the fourth quarter of 2008. We expect this phase to take 15 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

We anticipate commencing the second phase of our exploration program in the first quarter 2009 and phase 3 in the second quarter 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

*Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-148710, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2008         Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)