Form 10-K
period 2008-11-30
Sandfield Ventures Corp.
filed 2009-02-26
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2008

                        Commission file number 333-148710

                            SANDFIELD VENTURES CORP.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 26-1367322
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                         Caves Village, West Bay Street
                                P.O. Box SP-63777
                    Nassau, New Providence, Bahamas CB-12042
               (Address of Principal Executive Offices & Zip Code)

                                  888-593-0181
                               (Telephone Number)

                            Resident Agents of Nevada
                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
                     (Name and Address of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 24, 2009, the registrant had 7,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 24, 2009.

                            SANDFIELD VENTURES CORP.
                                TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                          3
Item 1A.  Risk Factors                                                     14
Item 2.   Properties                                                       17
Item 3.   Legal Proceedings                                                17
Item 4.   Submission of Matters to a Vote of Securities Holders            17

                               Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        19
Item 8.   Financial Statements                                             23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         34
Item 9A.  Controls and Procedures                                          34

                              Part III

Item 10.  Directors and Executive Officers                                 35
Item 11.  Executive Compensation                                           37
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  38
Item 13.  Certain Relationships and Related Transactions                   39
Item 14.  Principal Accounting Fees and Services                           39

                               Part IV

Item 15.  Exhibits                                                         40

Signatures                                                                 40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

You should read the following summary together with the more detailed business information and the financial statements and related notes that appear elsewhere in this report. In this report, unless the context otherwise denotes, references to "we", "us", "our", "Sandfield" and "Sandfield Ventures" are to Sandfield Ventures Corp.

Sandfield Ventures Corp. was incorporated in the State of Nevada on November 5, 2007 to engage in the acquisition, exploration and development of natural resource properties. The principal executive offices are located at Caves Village, West Bay Street, Nassau, New Providence, Bahamas CB-12042, with the mailing address being P.O. Box SP-63777, Nassau, Bahamas. The telephone number is (888)593-0181.

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 7,000,000 common shares issued and outstanding as of November 30, 2008.

We completed a Registration Statement on Form S-1 under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 4,000,000 shares at a price of $0.015 per share. The offering was completed for total proceeds to the company of $60,000.

BUSINESS

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

GLOSSARY

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

     Alluvial - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - extremely fine grained crystalline texture.

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

     Desert wash - out-wash in dry (desert) or arid areas of colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

     Elongate basin - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Hornfels - a fine grained (contact) metamorphic rock that is without schistocity or foliation (parting) and often exhibits a characteristic "ring" when hit with a rock hammer.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Metamorphism - a change in the character of a rock without the addition of new material generally by the processes of pressure and temperature.

     Nuees Ardante or Ladu - an extremely hot, gaseous, somewhat horizontally ejected lava, often from near the summit that accentuates the downward flow or "glowing avalanche" because of its mobility.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Plutonic, igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

     Porphyritic in augite pyroxene - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained, rock-forming minerals.

     Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The property upon which we are carrying out exploration activities is the Git 1-4 mineral claims, comprised of 4 contiguous claims totaling 82.64 acres. The beneficial owner of the mineral claims is Sandfield Ventures Corp., and the claims are in good standing until September 1, 2009.

The Git 1-4 property lies in the west central area of the State of Nevada west-southwest of the town of Goldfield and is accessible from Highway 95. The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent. The town of Tonapah that lies 20 miles to the north of Goldfield, NV offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). The claim area ranges in elevation from 4,880' - 5,060' mean sea level. The physiographic setting of the property can be described as open desert in the valleys within a mosaic of rugged mountain ranges in an interior plateau setting.

The recorded mining history of the general area dates from the 1860's when prospectors passed through the area. There were many significant lode gold and other mineral product deposits developed in the area. The geologist has completed phase one of the exploration work on the claims at a cost of $8,500. The future cost of the remaining exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. The initial exploration phases will be supported by generators. The town of Tonapah that lies 20 miles to the north and offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies).

A three-phase exploration program to evaluate the area was recommended by the consulting geologist in his report. Phase 1 of the work program consisted of detailed prospecting, mapping and soil geochemistry. Contingent upon favorable results from Phase 1, Phase 2 work would consist of magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. Contingent upon the results of Phases 1 and 2, Phase 3 would consist of an induced polarization survey over grid controlled anomalous areas of interest outlined by Phase 1&2 fieldwork. Hoe or bulldozer trenching, mapping and sampling of bedrock anomalies would also be carried out.

The cost of the exploration program is $8,500 for the initial phase of exploration work, $11,500 for the contingent second phase and $30,000 for the third phase. We commenced Phase 1 of the exploration program in the April 2008. The results indicated there was a possibility of encountering underlying occurrences of in-place mineralization and we are currently discussing the best course of action with the geologist. This could be some fill-in MMI soil sampling prior to embarking on the full phase 2 program.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report. Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found.

ACQUISITION OF THE MINERAL CLAIMS

The Git 1-4 Mineral Claims were staked under the supervision of James McLeod, the consulting geologist, and are recorded in the name of the company. The claims are in good standing to September 1, 2009.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims is in good standing until September 2009. During the first week in August 2009 a filing is to be made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Git 1-4 mineral claims are comprised of 4 contiguous claims totaling 82.64 acres. The mineral claim area may be located on the Esmeralda County 1:250,000 or the Paymaster Ridge, 7&1/2' map sheet. At the center of the property, at the

4 claim, corner post the latitude is 37(degree) 52.407' N and the longitude is 117(degree) 28.133' W.

The claims are motor vehicle accessible from the Town of Tonopah, Nevada by traveling 20 miles south along Highway 95 to the paved Alkali - Silver Peak cut-off. Taking that 15 miles west until the road becomes gravel surfaced to the Paymaster Canyon gravel road toward the north. This road is taken for 6.5 miles to the mineral claims.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from November through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The Town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or more specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south of Tonopah.

                        [MAP SHOWING THE CLAIM LOCATION]

                        [MAP SHOWING THE CLAIM LOCATION]

HISTORY

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

Previous work completed in the area is helpful as it provides some indication as to the type, grades and location of minerals present in the area, though there is no guarantee the previous work will result in any exploitable mineral deposits on our claims.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults on the west and east walls of Paymaster Canyon. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology about the Paymaster Canyon, which lies approximately 15 airmiles to the southwest of Tonopah, NV reveals a N-S trending, elongate or elliptical blind-basin bounded, i.e. closed off around much of its perimeter by rock exposures.

Throughout this outcropping ring-shaped feature are abundant, scattered rock exposures of Lower - Middle Paleozoic carbonate and aphanitic to very fine grain sized sediments, as quartzite, siltstone, claystone and more abundant limestone. Some transitional metamorphic rocks are interlayered.

Jurassic and more abundant Tertiary age intrusive rocks dominate the northern end of the canyon ring while older Lower Paleozoic sedimentary and lesser metamorphic equivalents are more abundant in the southern part of the Paymaster basin.

PROPERTY GEOLOGY

The geology of the Git property area may be described as being covered by Quaternary desert wash, collovium, alluvium and playa deposits and some Lower Paleozoic green siltstone that in place has been metamorphosed to a slatey green hornfels. This younger covered basin within a larger surrounding area of rock exposure and known mineral occurrences exhibits a good geological setting and target area in which to conduct mineral exploration.

Thrust faulting is observed within the periphery rock exposures at the north-end of the Paymaster Canyon with younger Ordovician limestone and shale units lying on the older Lower Cambrian sedimentary rock units. The oldest meta-sedimentary units can be overlain by granitic rocks of Jurassic age or Tertiary age volcanic rock of andesite to rhyolite composition.

The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas. Some of the metamorphic affects may be caused by possible close at hand intrusive rocks that could give rise to a contact type of alteration or hornfelsing of the older rock units.

PROPERTY MINERALIZATION

The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and many prospects occur in the general area. The industrial mineral barite that is observed to occur either in vein or bedded types have been recognized in the general area.

The base and precious metal deposit types that historically predominate in the general area are as the copper-gold or copper-molybdenum porphyry occurrences with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization.

                               [AEROMAGNETIC MAP]

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $3,500 for the geology report and $3,500 for the staking of the claims and incurred an additional $8,500 in exploration costs for phase 1 of the exploration program.
EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Mark Holcombe. Mr. Holcombe currently devotes 2-4 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE COMPLETED ONLY THE FIRST PHASE OF EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only completed phase 1 of the exploration program on the Git 1-4 Mineral Claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on November 5, 2007 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and the first phase of exploration. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR SANDFIELD VENTURES WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 4 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

OUR MINERAL EXPLORATION EFFORTS MAY BE UNSUCCESSFUL RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     No known bodies of commercial ore or economic deposits have been established on our properties. Even in the event commercial quantities of minerals are discovered, the exploration property might not be brought into a state of commercial production. Finding mineral deposits is dependent on a number of factors, including the technical skill of exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent on a number of factors, some of which are particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as metal prices.

WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION IF MINERALIZATION IS FOUND.

     Our ability to generate revenues and profits is expected to occur through exploration, development and production of our property. Substantial expenditures will be incurred in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing ore reserves through drilling and other techniques, developing metallurgical processes to extract metals from ore, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale. There is no assurance that our exploration program will result in the identification of deposits that can be mined profitably.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the roads providing access to our claims to become impassable. Snowfall in the area of the claims would typically be from the end of December to February. If the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on us. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to stop exploration activities once they are started until a particular problem is remedied or to undertake other remedial actions.

THE MINING INDUSTRY IS HIGHLY SPECULATIVE AND INVOLVES SUBSTANTIAL RISKS.

     The mining industry, from exploration, development and production is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. The combination of such factors may result in our not receiving an adequate return on investment capital.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mr. Mark Holcombe, our sole officer and director of the company, currently devotes approximately 2-4 hours per week providing management services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We do not currently own any property. Our director provides us with office space free of charge at Caves Village, West Bay Street, Nassau, New Providence, Bahamas CB-12042, with the mailing address being P.O. Box SP-63777, Nassau, Bahamas. The facilities include answering services, fax services, secretarial services, reception area and offices. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended November 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing.

We plan to contact a market maker in the near future and apply to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this report, there have been no discussions or understandings between Sandfield Ventures Corp.; nor anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

As of November 30, 2008, we have 7,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Of the 7,000,000 shares of common stock outstanding as of November 30, 2008, 3,000,000 shares are owned by Mark Holcombe, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

The stock transfer agent for our securities is Holladay Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $27,885 and $690 for the years ended November 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. For the year ended November 30, 2008 there was also $15,540 in mineral exploration expenditures.

Our net loss from inception (November 5, 2007) through November 30, 2008 was $28,575.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the years ended November 30, 2008 and 2007.

             Balance Sheet Data:           11/30/08         11/30/07
             -------------------           --------         --------

             Cash                          $50,675          $14,310
             Total assets                  $50,675          $14,310
             Total liabilities             $ 4,250          $     0
             Shareholders' equity          $46,425          $14,310

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2008 was $50,675. In order to achieve our exploration program goals, we were required to raise the $60,000 in funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on March 5, 2008. The offering was completed on July 23, 2008. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 5, 2007 (date of inception) to November 30, 2008 and generated a net loss of $28,575. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $50,675 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

Our plan of operation for the next twelve months is to complete the next two phases of the exploration program. In addition to the $41,500 we anticipate spending for the remainder of the exploration program as outlined below, we anticipate spending an additional $10,000 on general and administrative costs and professional fees, including fees payable in connection with reporting obligation compliance. Total expenditures over the next 12 months are expected to be approximately $51,500.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive         $ 8,500 (completed)

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost are
transportation, accommodation, board, grid installation,
geophysical surveys, maps and report                         $11,500

PHASE 3

Induced polarization survey over grid controlled,
Anomalous areas of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies, including assays,
detailed maps and reports                                    $30,000
                                                             -------

                           Total                             $50,000
                                                             =======

Each phase following phase 1 is contingent upon favorable results from the previous phase. The above program costs are management's estimates based upon the recommendations of the professional consulting geologist and the actual project costs may exceed our estimates.

Phase 1 of the exploration program on the claims was completed in April 2008. We received the results from the geologist and are in discussion with him on the best course of action for further exploration work. This could consist of some fill-in MMI soil sampling prior to embarking on the full Phase 2 exploration program.

Based upon his recommendations, if we proceed with the full phase two exploration program the estimated cost of this program is $11,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We currently anticipate commencing the second phase of our exploration program in the second quarter 2009 and phase 3 in the third quarter 2009. We have a verbal agreement with James McLeod, the consulting geologist, to retain his services for our complete exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sandfield Ventures, Corp.

I have audited the accompanying balance sheets of Sandfield Ventures, Corp. (An Exploration Stage Company) as of November 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the period from November 5, 2007 (inception), to November 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandfield Ventures, Corp., (An Exploration Stage Company) as of November 30, 2008 and 2007, and the results of its operations and cash flows from November 5, 2007 (inception), to November 30, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
----------------------------
Seattle, Washington
February 9, 2009

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     November 30,       November 30,
                                                                        2008               2007
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $ 50,675           $ 14,310
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                    50,675             14,310
                                                                      --------           --------

      TOTAL ASSETS                                                    $ 50,675           $ 14,310
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  4,250           $     --
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                4,250                 --
                                                                      --------           --------

      TOTAL LIABILITIES                                                  4,250                 --
                                                                      --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 and 3,000,000 shares issued and
   outstanding as of November 30, 2008 and November 30, 2007             7,000              3,000
  Additional paid-in capital                                            68,000             12,000
  Deficit accumulated during exploration stage                         (28,575)              (690)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              46,425             14,310
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 50,675           $ 14,310
                                                                      ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                  November 5, 2007
                                          Twelve Months          Period              (inception)
                                             Ended                Ended                through
                                           November 30,         November 30,         November 30,
                                              2008                 2007                 2008
                                           ----------           ----------           ----------
MINERAL EXPENDITURES                       $   15,540           $       --           $   15,540
PROFESSIONAL FEES                               7,800                   --                7,800
GENERAL & ADMINISTRATIVE EXPENSES               4,545                  690                5,235
                                           ----------           ----------           ----------

NET INCOME (LOSS)                          $  (27,885)          $     (690)          $  (28,575)
                                           ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE             $    (0.01)          $    (0.00)
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 4,431,694            3,000,000
                                           ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 5, 2007 (Inception) through November 30, 2008
--------------------------------------------------------------------------------


                                                                                         Deficit
                                                                                       Accumulated
                                                             Common     Additional       During
                                                Common       Stock       Paid-in       Exploration
                                                Stock        Amount      Capital          Stage         Total
                                                -----        ------      -------          -----         -----
BALANCE, NOVEMBER 5, 2007                            --     $    --      $     --      $      --      $      --

Stock issued for cash on November 5, 2007
 @ $0.005 per share                           3,000,000       3,000        12,000                        15,000

Net loss, November 30, 2007                                                                 (690)          (690)
                                              ---------     -------      --------      ---------      ---------

BALANCE, NOVEMBER 30, 2007                    3,000,000     $ 3,000      $ 12,000      $    (690)     $  14,310
                                              =========     =======      ========      =========      =========

Stock issued for cash on July 23, 2008
@ $0.015 per share                            4,000,000       4,000        56,000                        60,000

Net loss, November 30, 2008                                                              (27,885)      (27,885)
                                              ---------     -------      --------      ---------      ---------

BALANCE, NOVEMBER 30, 2008                    7,000,000     $ 7,000      $ 68,000      $ (28,575)     $  46,425
                                              =========     =======      ========      =========      =========

                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     November 5, 2007
                                                                Twelve Months        Period             (inception)
                                                                   Ended              Ended               through
                                                                 November 30,       November 30,        November 30,
                                                                    2008               2007                2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(27,885)          $   (690)          $(28,575)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                 4,250                 --              4,250
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (23,635)              (690)           (24,325)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           4,000              3,000              7,000
  Additional paid-in capital                                        56,000             12,000             68,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       60,000             15,000             75,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     36,365             14,310             50,675

CASH AT BEGINNING OF PERIOD                                         14,310                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 50,675           $ 14,310           $ 50,675
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB STATEMENTS:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS(Continued)

and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS(Continued)

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS(Continued)

that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to November 30, 2008 and generated a net loss of $28,575. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $50,675 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 7. INCOME TAXES

                                                         As of November 30, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 28,575
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     9,716
     Valuation allowance                                          (9,716)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES(Continued)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of November 30, 2008, the Company has a net operating loss carryforwards of approximately $28,575. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of November 30, 2008 the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 7,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Sandfield Ventures Corp., whose one year term will expire 12/31/09, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address             Age   Position    Date First Elected    Term Expires
--------------             ---   --------    ------------------    ------------

Mark Holcombe              39    President,       11/05/07           12/31/09
11 Watercolour Cay               Secretary,
Nassau, Bahamas                  Treasurer,
                                 CFO, CEO &
                                 Director

The foregoing person is a promoter of Sandfield Ventures Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Holcombe currently devotes 2-4 hours per week to company matters. He devotes as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

BACKGROUND INFORMATION

MARK HOLCOMBE has been the President, Secretary, Treasurer and a Director of Sandfield Ventures Corp. since inception.

Since October 1st, 2006, Mr. Holcombe has been the Managing Director and Founder of Stirling Partners (Cayman) Limited and Stirling Partners (Bahamas) Limited. He is currently working with a number of developing energy companies in the fields of solar, wind, bio-diesel, ethanol and LNG alternative fuel sources.

From May through September 2006 Mr. Holcombe was engaged in the formation of Stirling Partners. Prior to Stirling Partners (Bahamas) Limited, Mr. Holcombe had extensive investment banking experience in all aspects of corporate finance including analysis and execution of merger and acquisitions, acquisition and project financing, with specialized experience in metals and mining, industrial and various natural resource industries. Some of his noteworthy positions included Head of Corporate Development for GEM Global Equities Management, S.A. (February 2004 - May 2006), Vice President of Finance and Corporate Development for Excalibur Pallet Group (February 2002 - January 2004), and Director of Corporate Development for NBCi (May 2000 - April 2001). He also registered GEM Global Equities Management, S.A., an investment advisory firm that manages emerging markets hedge funds, with the Securities and Exchange Commission in 2006 and served as the Company's first Chief Compliance Officer.

Since November 1, 2007, Mr. Holcombe has served on the Board of Directors of Blacksands Petroleum, Inc., a publicly traded company.

Mr. Holcombe received a B.A. for Colgate University in 1990 and has taken continuing education classes at Royal School of Mines and Colorado School of Mines.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Holcombe.

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mark            2007     0          0          0            0          0             0            0          0
Holcombe,       2008     0          0          0            0          0             0            0          0
Director

There are no current employment agreements between the company and its executive officer.

On November 5, 2006, a total of 3,000,000 shares of common stock were issued to Mr. Holcombe in exchange for cash in the amount of $15,000 U.S., or $.005 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Holcombe currently devotes approximately 2-4 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Mark           0              0              0           0           0           0            0           0            0
Holcombe

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Mark Holcombe        0         0           0            0                0               0            0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Sandfield Ventures Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                   No. of            Percentage
     Beneficial Owner (1)           Shares           of Ownership
     --------------------           ------           ------------

     Mark Holcombe                 3,000,000             42%

     All Officers and
      Directors as a Group         3,000,000             42%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such term under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our director Mr. Holcombe provides us with office space free of charge at 11 Watercolour Cay, Nassau, Bahamas. The facilities include answering services, fax services, secretarial services, reception area and offices.

On November 5, 2007, a total of 3,000,000 shares of Common Stock were issued to Mr. Holcombe in exchange for $15,000 US, or $.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $6,300, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2008.

For the year ended November 30, 2007, there were no fees for audit services, audit-related services, tax or other services.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit                 Description
     -------                 -----------

        3(i)         Articles of Incorporation*
        3(ii)        Bylaws*
     31.1            Sec. 302 Certification of CEO
     31.2            Sec. 302 Certification of CFO
     32              Sec. 906 Certification of CEO/CFO

----------
* Included in our original Registration Statement on Form SB-2 (subsequently amended utilizing Form S-1) under Commission File Number 333-148710.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2009                       Sandfield Ventures Corp., Registrant


                                        By: /s/ Mark Holcombe
                                            ------------------------------------
                                            Mark Holcombe, Director, President,
                                            Principal Executive Officer,
                                            Principal Accounting Officer,
                                            Principal Financial Officer