Form 10-Q
period 2009-02-28
Sandfield Ventures Corp.
filed 2009-04-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

                        Commission file number 333-148710


                            SANDFIELD VENTURES CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         Caves Village, West Bay Street
                    Nassau, New Providence, Bahamas CB-12042
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of April 10, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended February 28, 2009 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 28,       November 30,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 42,514           $ 50,675
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 42,514             50,675
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 42,514           $ 50,675
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    570           $  4,250
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               570              4,250
                                                                   --------           --------

      TOTAL LIABILITIES                                                 570              4,250
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock,  $0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of February 28, 2009 and November 30, 2008                      7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (33,056)           (28,575)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           41,944             46,425
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 42,514           $ 50,675
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         November 5, 2007
                                                 Three Months         Three Months         (inception)
                                                    Ended                Ended               through
                                                 February 28,         February 29,         February 28,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------

TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     2,900                4,200               10,700
MINERAL EXPENDITURES                                     --                7,000               15,540
GENERAL & ADMINISTRATIVE EXPENSES                     1,581                2,409                6,816
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (4,481)             (13,609)             (33,056)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (4,481)          $  (13,609)          $  (33,056)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        7,000,000            3,000,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     November 5, 2007
                                                                 Three Months       Three Months       (inception)
                                                                    Ended              Ended             through
                                                                 February 28,       February 29,       February 28,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,481)          $(13,609)          $(33,056)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                (3,680)                --                570
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (8,161)           (13,609)           (32,486)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              7,000
  Additional paid-in capital                                            --                 --             68,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             75,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (8,161)           (13,609)            42,514

CASH AT BEGINNING OF PERIOD                                         50,675             14,310                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 42,514           $    701           $ 42,514
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to February 28 2009 and generated a net loss of $33,056. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $42,514 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 7. INCOME TAXES

                                                           As of August 31, 2008
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 33,056
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     11,239
     Valuation allowance                                          (11,239)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of February 28, 2009, the Company has a net operating loss carryforwards of approximately $33,056. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of February 28, 2009 the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2009:

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

We incurred operating expenses of $4,481 and $13,609 for the three months ended February 28, 2009 and February 29, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through February 28, 2009 was $33,056.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended February 28, 2009.

                     Balance Sheet Data:           2/28/09
                     -------------------           -------

                     Cash                          $42,514
                     Total assets                  $42,514
                     Total liabilities             $   570
                     Shareholders' equity          $41,944

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2009 was $42,514. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Our exploration target is to find exploitable minerals on our property. Our success depends on achieving that target. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of silver and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production. We are unable to assure investors we will be able to raise the additional funds necessary for Phase 3 or to implement any future exploration or extraction program even if mineralization is found.

Our plan of operation for the next twelve months is to complete the next two phases of the exploration program. In addition to the $22,000 we anticipate spending for Phase 1A and Phase 2 of the exploration program as outlined below, we anticipate spending an additional $10,000 on general and administrative costs and professional fees, including fees payable in connection with reporting obligation compliance. Total expenditures over the next 12 months are expected to be approximately $32,000.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive         $ 8,500 (completed)

PHASE 1A

Detailed sampling about the anomalous, coincident
concentrations of samples taken in Phase 1.                  $10,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost are
transportation, accommodation, board, grid installation,
geophysical surveys, maps and report                         $11,500

PHASE 3

Induced polarization survey over grid controlled,
Anomalous areas of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies, including assays,
detailed maps and reports                                    $30,000
                                                             -------

                                 Total                       $60,500
                                                             =======

Each phase following phase 1 is contingent upon favorable results from the previous phase. The above program costs are management's estimates based upon the recommendations of the professional consulting geologist and the actual project costs may exceed our estimates.

Phase 1 of the exploration program on the claims was completed in April 2008. We received the results from the geologist and he has recommended that a fill-in sampling (Phase 1A) take place before the Phase 2 work is considered. This program would entail sampling about the anomalous, coincident concentrations of samples from Phase 1. The program may require taking a similar number of samples as taken in Phase 1, but in a more detailed fashion about the anomalies. He estimates the time required would be approximately 12 days and an additional three weeks for turn around on the sample results. The cost for this program is $10,500.

Based upon his recommendations after Phase 1A, if we proceed with the full phase two exploration program the estimated cost of this program is $11,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful and we are able to raise additional funding if necessary, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We currently anticipate commencing Phase 1A of our exploration program in the second quarter 2009. If warranted, we estimate Phase 2 to be completed in the third quarter 2009 and Phase 3 would be in 2010. We have a verbal agreement with James McLeod, the consulting geologist, to retain his services for our complete exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 10, 2009           Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)