Form 10-Q
period 2009-05-31
Sandfield Ventures Corp.
filed 2009-07-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of July 8, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended May 31, 2009 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,          November 30,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 36,985           $ 50,675
  Deposits                                                            4,500                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 41,485             50,675
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 41,485           $ 50,675
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,400           $  4,250
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,400              4,250
                                                                   --------           --------

      TOTAL LIABILITIES                                               1,400              4,250
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of May 31, 2009 and November 30, 2008                           7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (34,915)           (28,575)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           40,085             46,425
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 41,485           $ 50,675
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                         November 5, 2007
                                           Three Months    Three Months     Six Months      Six Months     (inception)
                                              Ended           Ended           Ended           Ended          through
                                              May 31,         May 31,         May 31,         May 31,         May 31,
                                               2009            2008            2009            2008            2009
                                            ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                  $       --      $       --      $       --      $       --      $       --
                                            ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                      --              --              --              --              --

PROFESSIONAL FEES                                1,400           1,200           4,300           5,400          12,100
MINERAL EXPENDITURES                                --              --              --           7,000          15,540
GENERAL & ADMINISTRATIVE EXPENSES                  459             431           2,040           2,839           7,275
                                            ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (1,859)         (1,631)         (6,340)        (15,239)        (34,915)
                                            ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                           $   (1,859)     $   (1,631)     $   (6,340)     $  (15,239)     $  (34,915)
                                            ==========      ==========      ==========      ==========      ==========

BASIC EARNING (LOSS) PER SHARE              $    (0.00)     $    (0.00)     $    (0.00)     $    (0.01)
                                            ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   7,000,000       3,000,000       7,000,000       3,000,000
                                            ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     November 5, 2007
                                                                  Six Months         Six Months        (inception)
                                                                    Ended              Ended             through
                                                                    May 31,            May 31,            May 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,340)          $(15,239)          $(34,915)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Subscriptions Received                                               --             46,500                 --
    Deposits                                                         (4,500)                --             (4,500)
    Accounts Payable                                                 (2,850)                80              1,400
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (13,690)            31,341            (38,015)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --              7,000
  Additional paid-in capital                                             --                 --             68,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             75,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (13,690)            31,341             36,985

CASH AT BEGINNING OF PERIOD                                          50,675             14,310                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 36,985           $ 45,651           $ 36,985
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

FASB STATEMENTS:

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to May 31, 2009 and generated a net loss of $34,915. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $36,985 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES

                                                            As of May 31, 2009
                                                            ------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 34,915
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   11,871
       Valuation allowance                                        (11,871)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of May 31, 2009, the Company has a net operating loss carryforwards of approximately $34,915. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 9. STOCK TRANSACTIONS (CONTINUED)

On July 23, 2008, the Company issued a total of 4,000,000 shares of common stock to 27 unrelated shareholders for cash in the amount of $0.015 per share for a total of $60,000 pursuant to the Compay's SB-2 registration statement.

As of May 31, 2009 the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2009:

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

We incurred operating expenses of $1,859 and $1,631 for the three months ended May 31, 2009 and 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through May 31, 2009 was $34,915.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended May 31, 2009.

                     Balance Sheet Data:           5/31/09
                     -------------------           -------

                     Cash                          $36,985
                     Total assets                  $41,485
                     Total liabilities             $ 1,400
                     Shareholders' equity          $40,085

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2009 was $36,985. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

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

Our plan of operation for the next twelve months is to complete the second phase of the exploration program. In addition to the $11,500 we anticipate spending for Phase 2 of the exploration program as outlined below, we anticipate spending an additional $10,000 on general and administrative costs and professional fees, including fees payable in connection with reporting obligation compliance. Total expenditures over the next 12 months are expected to be approximately $21,500.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive         $ 8,500 (completed)

PHASE 1A

Detailed sampling about the anomalous, coincident
concentrations of samples taken in Phase 1.                  $10,500  (fieldwork
                                                                      completed)

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

Phase 1 of the exploration program on the claims was completed in April 2008. We received the results from the geologist and he recommended that a fill-in sampling (Phase 1A) take place before the Phase 2 work is considered. This program entailed sampling about the anomalous, coincident concentrations of samples from Phase 1. The program required taking a similar number of samples as taken in Phase 1, but in a more detailed fashion about the anomalies. The cost for this program was $10,500. The fieldwork has been completed and we are awaiting the results.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 8, 2009             Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)