Form 10-Q
period 2009-08-31
Sandfield Ventures Corp.
filed 2009-10-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

                        Commission file number 333-148710


                            SANDFIELD VENTURES CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         Third Floor, Olde Towne Marina
                       Sandyport, Nassau, Bahamas SP-63777
          (Address of principal executive offices, including zip code)

                                  888-593-0181
                     (Telephone number, including area code)

                            Resident Agents of Nevada
                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
                     (Name and Address of Agent for Service)

                         Caves Village, West Bay Street
                    Nassau, New Providence, Bahamas CB-12042
                 (Former Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of October 13, 2009

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2009 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  August 31,         November 30,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 34,972           $ 50,675
  Deposits                                                            4,500                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 39,472             50,675
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 39,472           $ 50,675
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,400           $  4,250
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,400              4,250
                                                                   --------           --------

     TOTAL LIABILITIES                                                1,400              4,250
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of August 31, 2009 and November 30, 2008                        7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (36,928)           (28,575)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           38,072             46,425
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 39,472           $ 50,675
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           November 5, 2007
                                         Three Months     Three Months      Nine Months      Nine Months     (inception)
                                            Ended            Ended            Ended            Ended           through
                                          August 31,       August 31,       August 31,       August 31,       August 31,
                                             2009             2008             2009             2008             2009
                                          ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                $       --       $       --       $       --       $       --       $       --
                                          ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                    --               --               --               --               --

Professional Fees                              1,400            1,200            5,700            6,600           13,500
Mineral Expenditures                              --               --               --            7,000           15,540
General & Administrative Expenses                614              788            2,653            3,627            7,888
                                          ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       (2,014)          (1,988)          (8,353)         (17,227)         (36,928)
                                          ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                         $   (2,014)      $   (1,988)      $   (8,353)      $  (17,227)      $  (36,928)
                                          ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE            $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 7,000,000        4,739,130        7,000,000        3,581,818
                                          ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         November 5, 2007
                                                                      Nine Months        Nine Months       (inception)
                                                                        Ended              Ended             through
                                                                      August 31,         August 31,         August 31,
                                                                         2009               2008               2009
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (8,353)          $(17,227)          $(36,928)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                             (4,500)                --             (4,500)
    Accounts Payable                                                     (2,850)             4,000              1,400
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (15,703)           (13,227)           (40,028)

CASH FLOWS FROM INVESTING ACTIVITIES                                         --                 --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              4,000              7,000
  Additional paid-in capital                                                 --             56,000             68,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             60,000             75,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (15,703)            46,773             34,972

CASH AT BEGINNING OF PERIOD                                              50,675             14,310                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 34,972           $ 61,083           $ 34,972
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 3.  RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to August 31, 2009 and generated a net loss of $36,928. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $34,972 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.  INCOME TAXES

                                                           As of August 31, 2009
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 36,928
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   12,556
       Valuation allowance                                        (12,556)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of August 31, 2009, the Company has a net operating loss carryforwards of approximately $36,928. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 9. STOCK TRANSACTIONS (CONTINUED)

On July 23, 2008, the Company issued a total of 4,000,000 shares of common stock to 27 unrelated shareholders for cash in the amount of $0.015 per share for a total of $60,000 pursuant to the Compay's SB-2 registration statement.

As of August 31, 2009 the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2009:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 7,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We incurred operating expenses of $2,014 and $1,988 for the three months ended August 31, 2009 and 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through August 31, 2009 was $36,928.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended August 31, 2009.

                     Balance Sheet Data:           8/31/09
                     -------------------           -------

                     Cash                          $34,972
                     Total assets                  $39,472
                     Total liabilities             $ 1,400
                     Shareholders' equity          $39,472

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2009 was $34,972. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Phase 1 of the exploration program on the claims held by the company was completed in April 2008. We received the results from the geologist and he recommended that a fill-in sampling (Phase 1A) take place before the Phase 2 work was considered. This program entailed sampling about the anomalous, coincident concentrations of samples from Phase 1. The program required taking a similar number of samples as taken in Phase 1, but in a more detailed fashion about the anomalies. The cost for this program was $10,500. The fieldwork was completed and we received the results.

Based upon the geologist's recommendations we have abandoned further exploration on the property.

Our plan of operation for the next twelve months is to secure another property on which we will carry out a new exploration program. Total expenditures over the next 12 months are expected to be approximately $20,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

October 13, 2009         Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)