Form 10-K
period 2009-11-30
Sandfield Ventures Corp.
filed 2010-02-18
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2009

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

                         Third Floor, Olde Towne Marina
                      Sandy Port, Nassau, Bahamas SP-63777
               (Address of Principal Executive Offices & Zip Code)

                                  888-593-0181
                               (Telephone Number)

                            Resident Agents of Nevada
                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
                     (Name and Address of Agent for Service)

                         Caves Village, West Bay Street
                                P.O. Box SP-63777
                    Nassau, New Providence, Bahamas CB-12042
           (Former Address of Principal Executive Offices & Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 16, 2010, the registrant had 7,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 16, 2010.

                            SANDFIELD VENTURES CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                          3
Item 1A.  Risk Factors                                                      5
Item 2.   Properties                                                        7
Item 3.   Legal Proceedings                                                 8
Item 4.   Submission of Matters to a Vote of Securities Holders             8

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10
Item 8.   Financial Statements                                             12
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         25
Item 9A.  Controls and Procedures                                          25

                                    Part III

Item 10.  Directors and Executive Officers                                 27
Item 11.  Executive Compensation                                           28
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  30
Item 13.  Certain Relationships and Related Transactions                   30
Item 14.  Principal Accounting Fees and Services                           30

                                     Part IV

Item 15.  Exhibits                                                         31

Signatures                                                                 31

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

Sandfield Ventures Corp. was incorporated in the State of Nevada on November 5, 2007 to engage in the acquisition, exploration and development of natural resource properties. The principal executive offices are located at Third Floor, Olde Towne Marina, Nassau, Bahamas. The telephone number is (888)593-0181.

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 7,000,000 common shares issued and outstanding as of November 30, 2009.

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

COMPETITION

Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our future exploration plans until we are able to do so.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $3,500 for the geology report and $3,500 for the staking of the claims and incurred an additional $17,540 in exploration costs.

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

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We completed the preliminary phases of the exploration program on the Git 1-4 Mineral Claims and have abandoned the claims. We are currently are in search of a new property for exploration. We were incorporated on November 5, 2007 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and the first phases of exploration. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any revenues. We recognize that if we are unable to generate significant revenues from development and production of minerals, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE ANY MINERAL CLAIM INTO COMMERCIAL PRODUCTION IF MINERALIZATION IS FOUND.

     Our ability to generate revenues and profits is expected to occur through exploration, development and production of a mineral claim. Substantial expenditures will be incurred in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing ore reserves through drilling and other techniques, developing metallurgical processes to extract metals from ore, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale. There is no assurance that an exploration program will result in the identification of deposits that can be mined profitably.

     If an exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

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

ITEM 2. PROPERTIES

We do not currently own any property. Our director Mr. Holcombe currently provides us with office space at Third Floor, Olde Towne Marina, Nassau, Bahamas at the rate of $500 per month. The facilities include answering services, fax services, secretarial services, reception area and offices. During the year ended November 30, 2009 we paid Mr. Holcombe a total of $2,900 in rental fees. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended November 30, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 13, 2009 our shares were approved for trading on the OTC Electronic Bulletin Board (OTCBB) under the symbol "TAEI". As of the date of this filing, there has been no active trading of our securities, and, therefore, no high and low bid pricing.

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

As of November 30, 2009, we have 7,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Of the 7,000,000 shares of common stock outstanding as of November 30, 2009, 3,000,000 shares are owned by Mark Holcombe, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $22,588 and $27,885 for the years ended November 30, 2009 and 2008, respectively. These expenses consisted of $13,588 (11/30/09) and $12,345 (11/30/08) in general operating expenses and professional fees and $9,000 (11/30/09) and $15,540 (11/30/08) in mineral exploration expenditures.

Our net loss from inception (November 5, 2007) through November 30, 2009 was $51,163.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the years ended November 30, 2009 and 2008.

             Balance Sheet Data:           11/30/09         11/30/08
             -------------------           --------         --------

             Cash                          $22,937          $50,675
             Total assets                  $24,337          $50,675
             Total liabilities             $   500          $ 4,250
             Shareholders' equity          $23,837          $46,425

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2009 was $22,937. In order to achieve our exploration program goals, we were required to raise the $60,000 in funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on March 5, 2008. The offering was completed on July 23, 2008. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 5, 2007 (date of inception) to November 30, 2009 and generated a net loss of $51,163. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $24,337 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

Based upon the geologist's recommendations we have abandoned further exploration on the property. We are currently searching for another property on which we will carry out a new exploration program.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sandfield Ventures, Corp.

I have audited the accompanying balance sheets of Sandfield Ventures, Corp. (An Exploration Stage Company) as of November 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2009 and 2008 and for the period from November 5, 2007 (inception), to November 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandfield Ventures, Corp., (An Exploration Stage Company) as of November 30, 2009 and 2008, and the results of its operations and cash flows for the years ended November 30, 2009 and 2008 and the period from November 5, 2007 (inception), to November 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
----------------------------
Seattle, Washington
February 11, 2010

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     November 30,       November 30,
                                                                        2009               2008
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $ 22,937           $ 50,675
  Deposits                                                               1,400                 --
                                                                      --------           --------

TOTAL CURRENT ASSETS                                                    24,337             50,675
                                                                      --------           --------

      TOTAL ASSETS                                                    $ 24,337           $ 50,675
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $     --           $  4,250
  Due to a Director                                                        500                 --
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                  500              4,250
                                                                      --------           --------

      TOTAL LIABILITIES                                                    500              4,250
                                                                      --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding as of
   November 30, 2009 and November 30, 2008                               7,000              7,000
  Additional paid-in capital                                            68,000             68,000
  Deficit accumulated during exploration stage                         (51,163)           (28,575)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              23,837             46,425
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 24,337           $ 50,675
                                                                      ========           ========

                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                   November 5, 2007
                                          Twelve Months                              (inception)
                                              Ended            Period Ended            through
                                           November 30,         November 30,         November 30,
                                              2009                 2008                 2009
                                           ----------           ----------           ----------
Mineral Expenditures                       $    9,000           $   15,540           $   24,540
Professional Fees                               7,100                7,800               14,900
General & Administrative Expenses               3,588                4,545                8,823
Rent - Related Party                            2,900                   --                2,900
                                           ----------           ----------           ----------

Net Income (Loss)                          $  (22,588)          $  (27,885)          $  (51,163)
                                           ==========           ==========           ==========

Basic earning (loss) per share             $    (0.00)          $    (0.01)
                                           ==========           ==========
Weighted average number of
 common shares outstanding                  7,000,000            4,431,694
                                           ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 5, 2007 (Inception) through November 30, 2009
--------------------------------------------------------------------------------


                                                                                         Deficit
                                                                                       Accumulated
                                                             Common     Additional       During
                                                Common       Stock       Paid-in       Exploration
                                                Stock        Amount      Capital          Stage         Total
                                                -----        ------      -------          -----         -----
BALANCE, NOVEMBER 5, 2007                            --     $    --      $     --      $      --      $      --

Stock issued for cash on November 5, 2007
 @ $0.005 per share                           3,000,000       3,000        12,000                        15,000

Net loss, November 30, 2007                                                                 (690)          (690)
                                              ---------     -------      --------      ---------      ---------

BALANCE, NOVEMBER 30, 2007                    3,000,000     $ 3,000      $ 12,000      $    (690)     $  14,310
                                              =========     =======      ========      =========      =========

Stock issued for cash on July 23, 2008
@ $0.015 per share                            4,000,000       4,000        56,000                        60,000

Net loss, November 30, 2008                                                              (27,885)      (27,885)
                                              ---------     -------      --------      ---------      ---------

BALANCE, NOVEMBER 30, 2008                    7,000,000     $ 7,000      $ 68,000      $ (28,575)     $  46,425
                                              =========     =======      ========      =========      =========

Net loss, November 30, 2009                                                              (22,588)       (22,588)
                                              ---------     -------      --------      ---------      ---------

BALANCE, NOVEMBER 30, 2009                    7,000,000     $ 7,000      $ 68,000      $ (51,163)     $  23,837
                                              =========     =======      ========      =========      =========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     November 5, 2007
                                                                Twelve Months                          (inception)
                                                                    Ended          Period Ended          through
                                                                 November 30,       November 30,       November 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(22,588)          $(27,885)          $(51,163)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                        (1,400)                --             (1,400)
    Accounts Payable                                                (4,250)             4,250                 --
    Due to a Director                                                  500                 --                500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (27,738)           (23,635)           (52,063)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              4,000              7,000
  Additional paid-in capital                                            --             56,000             68,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             60,000             75,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (27,738)            36,365             22,937

CASH AT BEGINNING OF PERIOD                                         50,675             14,310                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 22,937           $ 50,675           $ 22,937
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sandfield Ventures Corp. (the Company) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and has completed the first two stages of its exploration program.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a November 30, year-end.

BASIC EARNINGS (LOSS) PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to November 30, 2009 and generated a net loss of $51,163. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $22,937 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between May 1, 2009 and July 31, 2009 the Company paid a director $300 per month for use of office space and services. Starting August 1, 2009 the Company has been paying a director $500 per month for use of office space and services.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES

                                                         As of November 30, 2009
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 51,163
       Tax rate                                                       34%
                                                                --------
       Gross deferred tax assets                                  17,395
       Valuation allowance                                       (17,395)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 8. NET OPERATING LOSSES

As of November 30, 2009, the Company has a net operating loss carryforwards of approximately $51,163. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 9. STOCK TRANSACTIONS (CONTINUED)

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

As of November 30, 2009, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2009:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 7,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Sandfield Ventures Corp., whose one year term will expire 12/31/10, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address             Age   Position    Date First Elected    Term Expires
--------------             ---   --------    ------------------    ------------

Mark Holcombe              40    President,       11/05/07           12/31/10
Third Floor                      Secretary,
Olde Towne Marina                Treasurer,
Nassau, Bahamas                  CFO, CEO &
                                 Director

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

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mark            2009     0          0          0            0          0             0            0          0
Holcombe,       2008     0          0          0            0          0             0            0          0
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our director Mr. Holcombe currently provides us with office space at Third Floor, Olde Towne Marina, Nassau, Bahamas at the rate of $500 per month. The facilities include answering services, fax services, secretarial services, reception area and offices. During the year ended November 30, 2009 we paid Mr. Holcombe a total of $2,900 in rental fees.

On November 5, 2007, a total of 3,000,000 shares of Common Stock were issued to Mr. Holcombe in exchange for $15,000 US, or $.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $7,100, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2009.

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

February 16, 2010                       Sandfield Ventures Corp., Registrant


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