Form 10-Q
period 2010-02-28
Sandfield Ventures Corp.
filed 2010-04-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of April 13, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended February 28, 2010 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 28,       November 30,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 18,925           $ 22,937
  Deposits                                                               --              1,400
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 18,925             24,337
                                                                   --------           --------

TOTAL ASSETS                                                       $ 18,925           $ 24,337
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                $     --           $    500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                500
                                                                   --------           --------

TOTAL LIABILITIES                                                        --                500
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of February 28, 2010 and November 30, 2009                      7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (56,075)           (51,163)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           18,925             23,837
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 18,925           $ 24,337
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         November 5, 2007
                                                 Three Months         Three Months         (inception)
                                                    Ended                Ended               through
                                                 February 28,         February 29,         February 28,
                                                    2010                 2009                 2010
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     3,000                2,900               17,900
MINERAL EXPENDITURES                                     --                   --               24,540
GENERAL & ADMINISTRATIVE EXPENSES                     1,911                1,581               13,635
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (4,911)              (4,481)             (56,075)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (4,911)          $   (4,481)          $  (56,075)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        7,000,000            7,000,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     November 5, 2007
                                                                 Three Months       Three Months       (inception)
                                                                    Ended              Ended             through
                                                                 February 28,       February 29,       February 28,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,911)          $ (4,481)          $(56,075)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                         1,400                 --                 --
    Accounts Payable                                                    --             (3,680)                --
    Due to a Director                                                 (500)                --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (4,011)            (8,161)           (56,075)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              7,000
  Additional paid-in capital                                            --                 --             68,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             75,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (4,011)            (8,161)            18,925

CASH AT BEGINNING OF PERIOD                                         22,937             50,675                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 18,925           $ 42,514           $ 18,925
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to February 28, 2010 and generated a net loss of $56,075. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $18,925 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2009 and August 31, 2009 the Company paid a director $300 per month for use of office space and services. Starting September 1, 2009 the Company has been paying a director $500 per month for use of office space and services.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES

                                                         As of February 28, 2010
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 56,075
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   19,066
       Valuation allowance                                        (19,066)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of February 28, 2010, the Company has a net operating loss carryforwards of approximately $56,075. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

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

As of February 28, 2010, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2010:

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

We incurred operating expenses of $4,911 and $4,481 for the three months ended February 28, 2010 and 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through February 28, 2010 was $56,075.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended February 28, 2010.

                     Balance Sheet Data:           2/28/10
                     -------------------           -------

                     Cash                          $18,925
                     Total assets                  $18,925
                     Total liabilities             $     0
                     Shareholders' equity          $18,925

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2010 was $18,925. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 13, 2010           Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)