Form 10-Q
period 2010-05-31
Sandfield Ventures Corp.
filed 2010-07-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of July 15, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended May 31, 2010 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                     As of              As of
                                                                    May 31,          November 30,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $ 15,656           $ 22,937
  Deposits                                                               --              1,400
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 15,656             24,337
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 15,656           $ 24,337
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Due to a Director                                                $     --           $    500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                500
                                                                   --------           --------
      TOTAL LIABILITIES                                                  --                500
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of May 31, 2010 and November 30, 2009                           7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (59,345)           (51,163)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           15,656             23,837
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 15,656           $ 24,337
                                                                   ========           ========

                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations

                                                                                                          November 5, 2007
                                              Three Months    Three Months     Six Months     Six Months    (inception)
                                                 Ended           Ended           Ended          Ended         through
                                                May 31,         May 31,         May 31,        May 31,        May 31,
                                                 2010            2009            2010           2009           2010
                                              -----------     -----------     -----------    -----------    -----------
REVENUES
  Revenues                                    $        --     $        --     $        --    $        --    $        --
                                              -----------     -----------     -----------    -----------    -----------
TOTAL REVENUES                                         --              --              --             --             --

PROFESSIONAL FEES                                   1,400           1,400           4,400          4,300         19,300
MINERAL EXPENDITURES                                   --              --              --             --         24,540
GENERAL & ADMINISTRATIVE EXPENSES                   1,870             459           3,781          2,040         15,505
                                              -----------     -----------     -----------    -----------    -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            (3,270)         (1,859)         (8,181)        (6,340)       (59,345)
                                              -----------     -----------     -----------    -----------    -----------

NET INCOME (LOSS)                             $    (3,270)    $    (1,859)    $    (8,181)   $    (6,340)   $   (59,345)
                                              ===========     ===========     ===========    ===========    ===========

BASIC EARNING (LOSS) PER SHARE                $     (0.00)    $     (0.00)    $     (0.00)   $     (0.00)
                                              ===========     ===========     ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      7,000,000       7,000,000       7,000,000      7,000,000
                                              ===========     ===========     ===========    ===========

                        See Notes to Financial Statements

                        SANDFIELD VENTURES CORP.
                     (An Exploration Stage Company)
                        Statement of Cash Flows

                                                                                                 November 5, 2007
                                                                    Six Months     Six Months      (inception)
                                                                      Ended           Ended          through
                                                                     May 31,         May 31,         May 31,
                                                                      2010            2009            2010
                                                                    --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (8,181)       $ (6,340)       $(59,345)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Deposits                                                           1,400          (4,500)             --
    Accounts Payable                                                      --          (2,850)             --
    Due to a Director                                                   (500)             --              --
                                                                    --------        --------        --------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (7,281)        (13,690)        (59,345)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --              --           7,000
  Additional paid-in capital                                              --              --          68,000
                                                                    --------        --------        --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --              --          75,000
                                                                    --------        --------        --------
           NET INCREASE (DECREASE) IN CASH                            (7,281)        (13,690)         15,656

CASH AT BEGINNING OF PERIOD                                           22,937          50,675              --
                                                                    --------        --------        --------

CASH AT END OF YEAR                                                 $ 15,656        $ 36,985        $ 15,656
                                                                    ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --        $     --        $     --
                                                                    ========        ========        ========

  Income Taxes                                                      $     --        $     --        $     --
                                                                    ========        ========        ========

                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (Continued)

In August 2009 the FASB issued Accounting Standards Update ("ASU") No. 2009-05 "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2009-05") which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company's financial statements.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (Continued)

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

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended May 31, 2010.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to May 31, 2010 and generated a net loss of $59,345. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $15,656 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


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

NOTE 7. INCOME TAXES

                                                     As of May 31,
                                                         2010
                                                       --------
            Deferred tax assets:
              Net operating tax carryforwards          $ 59,345
              Tax rate                                       34%
                                                       --------
              Gross deferred tax assets                  20,177
              Valuation allowance                       (20,177)
                                                       --------

              Net deferred tax assets                  $      0
                                                       ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of May 31, 2010, the Company has a net operating loss carryforwards of approximately $59,345. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2010


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

As of May 31, 2010, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2010:

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

We incurred operating expenses of $3,270 and $1,859 for the three months ended May 31, 2010 and 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through May 31, 2010 was $59,345, of this amount $24,540 were exploration expenditures.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended May 31, 2010.

                     Balance Sheet Data:           5/31/10
                     -------------------           -------

                     Cash                          $15,656
                     Total assets                  $15,656
                     Total liabilities             $     0
                     Shareholders' equity          $15,656

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2010 was $15,656. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

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

Our plan of operation for the next twelve months is to secure another property on which we will carry out a new exploration program. Total expenditures over the next 12 months are expected to be approximately $15,000.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 15, 2010                 Sandfield Ventures Corp.


                              /s/ Mark Holcombe
                              --------------------------------------------------
                              By: Mark Holcombe
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)