Form 10-Q
period 2010-08-31
Sandfield Ventures Corp.
filed 2010-10-12
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of October 6, 2010

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended August 31, 2010 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   August 31,       November 30,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 12,396           $ 22,937
  Deposits                                                               --              1,400
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 12,396             24,337
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 12,396           $ 24,337
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                $     --           $    500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                500
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --                500
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of August 31, 2010 and November 30, 2009                        7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (62,604)           (51,163)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           12,396             23,837
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 12,396           $ 24,337
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                          November 5, 2007
                                          Three Months     Three Months    Nine Months     Nine Months      (inception)
                                             Ended            Ended           Ended           Ended           through
                                           August 31,       August 31,      August 31,      August 31,       August 31,
                                              2010             2009            2010            2009             2010
                                           ----------       ----------      ----------      ----------       ----------
REVENUES
  Revenues                                 $       --       $       --      $       --      $       --       $       --
                                           ----------       ----------      ----------      ----------       ----------
TOTAL REVENUES                                     --               --              --              --               --

PROFESSIONAL FEES                               1,400            1,400           5,800           5,700           20,700
MINERAL EXPENDITURES                               --               --              --           9,000           24,540
GENERAL & ADMINISTRATIVE EXPENSES               1,860              614           5,641           3,673           17,364
                                           ----------       ----------      ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (3,260)          (2,014)        (11,441)        (18,373)         (62,604)
                                           ----------       ----------      ----------      ----------       ----------

NET INCOME (LOSS)                          $   (3,260)      $   (2,014)     $  (11,441)     $  (18,373)      $  (62,604)
                                           ==========       ==========      ==========      ==========       ==========

BASIC EARNING (LOSS) PER SHARE             $    (0.00)      $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  7,000,000        7,000,000       7,000,000       7,000,000
                                           ==========       ==========      ==========      ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          November 5, 2007
                                                                      Nine Months        Nine Months        (inception)
                                                                         Ended              Ended             through
                                                                       August 31,         August 31,         August 31,
                                                                         2010               2009               2010
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(11,441)          $(18,373)          $(62,604)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                              1,400                 --                 --
    Accounts Payable                                                         --             (4,250)                --
    Due to a Director                                                      (500)                --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (10,541)           (22,623)           (62,604)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --              7,000
  Additional paid-in capital                                                 --                 --             68,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             75,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (10,541)           (22,623)            12,396

CASH AT BEGINNING OF PERIOD                                              22,937             50,675                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 12,396           $ 28,052           $ 12,396
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to August 31, 2010 and generated a net loss of $62,604. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $12,396 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

NOTE 7. INCOME TAXES

                                                           As of August 31, 2010
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 62,604
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   21,285
       Valuation allowance                                        (21,285)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carryforwards of approximately $62,604. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

As of August 31, 2010, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2010:

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

We incurred operating expenses of $3,260 and $2,014 for the three months ended August 31, 2010 and 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through August 31, 2010 was $62,804, of this amount $24,540 were exploration expenditures.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended August 31, 2010.

                     Balance Sheet Data:           8/31/10
                     -------------------           -------

                     Cash                          $12,396
                     Total assets                  $12,396
                     Total liabilities             $     0
                     Shareholders' equity          $12,396

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2010 was $12,396. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

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

Our plan of operation for the next twelve months is to secure another property on which we will carry out a new exploration program. Total expenditures over the next 12 months are expected to be approximately $12,000.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 6, 2010          Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)