Form 10-K
period 2010-11-30
Sandfield Ventures Corp.
filed 2011-02-24
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended November 30, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

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

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 24, 2011, the registrant had 7,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 24, 2011.

                            SANDFIELD VENTURES CORP.
                                TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                            ---
                                     Part I

Item 1.      Business                                                         3
Item 1A.     Risk Factors                                                     5
Item 1B.     Unresolved Staff Comments                                        7
Item 2.      Properties                                                       7
Item 3.      Legal Proceedings                                                8
Item 4.      [Removed and Reserved]                                           8

                                     Part II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                8
Item 6.      Selected Financial Data                                          9
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk      11
Item 8.      Financial Statements                                            12
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        21
Item 9A(T).  Controls and Procedures                                         21
Item 9B.     Other Information                                               22

                                    Part III

Item 10.     Directors, Executive Officers and Corporate Governance          23
Item 11.     Executive Compensation                                          24
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 26
Item 13.     Certain Relationships and Related Transactions, and
             Director Independence                                           26
Item 14.     Principal Accountant Fees and Services                          27

                                     Part IV

Item 15.     Exhibits                                                        27

Signatures                                                                   27

                                     PART I

ITEM 1. BUSINESS

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

DESCRIPTION OF BUSINESS

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

     If an exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible .

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $14,801 and $22,588 for the years ended November 30, 2010 and 2009, respectively. These expenses consisted of $9,301 (11/30/10) and $10,688 (11/30/09) in general operating expenses and professional fees, $5,500 (11/30/10) and $2,900 (11/30/09) in rent and $9,000 (11/30/09) in mineral exploration expenditures.

Our net loss from inception (November 5, 2007) through November 30, 2010 was $65,964.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the years ended November 30, 2010 and 2009.

             Balance Sheet Data:           11/30/10         11/30/09
             -------------------           --------         --------
             Cash                          $ 9,036          $22,937
             Total assets                  $ 9,036          $24,337
             Total liabilities             $     0          $   500
             Shareholders' equity          $ 9,036          $23,837

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2010 was $9,036. In order to achieve our exploration program goals, we were required to raise the $60,000 in funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on March 5, 2008. The offering was completed on July 23, 2008. Management believes the current funds available to the company will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 5, 2007 (date of inception) to November 30, 2010 and generated a net loss of $65,964. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $9,036 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sandfield Ventures Corp.

I have audited the accompanying balance sheet of Sandfield Ventures Corp. (An Exploration Stage Company) as of November 30, 2010 & 2009, and the related statement of operations, stockholders' equity and cash flows for years then ended and the period from November 5, 2007 (inception), to November 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandfield Ventures Corp., (An Exploration Stage Company) as of November 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from November 5, 2007 (inception), to November 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
---------------------------------
George Stewart
Seattle, Washington
February 3, 2011

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     November 30,       November 30,
                                                                        2010               2009
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  9,036           $ 22,937
  Deposits                                                                  --              1,400
                                                                      --------           --------
      TOTAL CURRENT ASSETS                                               9,036             24,337
                                                                      --------           --------

      TOTAL ASSETS                                                    $  9,036           $ 24,337
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                         --                500
                                                                      --------           --------
      TOTAL CURRENT LIABILITIES                                             --                500
                                                                      --------           --------
      TOTAL LIABILITIES                                                     --                500
                                                                      --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding as of
   November 30, 2010 and November 30, 2009                               7,000              7,000
  Additional paid-in capital                                            68,000             68,000
  Deficit accumulated during exploration stage                         (65,964)           (51,163)
                                                                      --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                         9,036             23,837

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  9,036           $ 24,337
                                                                      ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                     November 5, 2007
                                                             Twelve Months           Period            (inception)
                                                                Ended                Ended               through
                                                             November 30,         November 30,         November 30,
                                                                 2010                 2009                 2010
                                                              ----------           ----------           ----------
MINERAL EXPENDITURES                                          $       --           $    9,000           $   24,540
PROFESSIONAL FEES                                                  7,300                7,100               22,200
GENERAL & ADMINISTRATIVE EXPENSES                                  2,001                3,588               10,824
RENT - RELATED PARTY                                               5,500                2,900                8,400
                                                              ----------           ----------           ----------

NET INCOME (LOSS)                                             $  (14,801)          $  (22,588)          $  (65,964)
                                                              ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                                $    (0.00)          $    (0.00)
                                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           7,000,000            7,000,000
                                                              ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 5, 2007 (Inception) through November 30, 2010
--------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                                 Common          Additional       During
                                                Common           Stock            Paid-in       Exploration
                                                Stock            Amount           Capital          Stage             Total
                                                -----            ------           -------          -----             -----
BALANCE, NOVEMBER 5, 2007                             --       $       --       $       --       $       --        $       --

Stock issued for cash on November 5, 2007
 @ $0.005 per share                            3,000,000            3,000           12,000                             15,000
Net loss,  November 30, 2007                                                                           (690)             (690)
                                              ----------       ----------       ----------       ----------        ----------
BALANCE, NOVEMBER 30, 2007                     3,000,000       $    3,000       $   12,000       $     (690)       $   14,310
                                              ----------       ----------       ----------       ----------        ----------
Stock issued for cash on July 23, 2008
 @ $0.015 per share                            4,000,000            4,000           56,000                             60,000
Net loss,  November 30, 2008                                                                        (27,885)          (27,885)
                                              ----------       ----------       ----------       ----------        ----------
BALANCE, NOVEMBER 30, 2008                     7,000,000       $    7,000       $   68,000       $  (28,575)       $   46,425
                                              ----------       ----------       ----------       ----------        ----------

Net loss,  November 30, 2009                                                                        (22,588)          (22,588)
                                              ----------       ----------       ----------       ----------        ----------
BALANCE, NOVEMBER 30, 2009                     7,000,000       $    7,000       $   68,000       $  (51,163)       $   23,837
                                              ----------       ----------       ----------       ----------        ----------

Net loss,  November 30, 2010                                                                        (14,801)          (14,801)
                                              ----------       ----------       ----------       ----------        ----------

BALANCE, NOVEMBER 30, 2010                     7,000,000       $    7,000       $   68,000       $  (65,964)       $    9,036
                                              ==========       ==========       ==========       ==========        ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          November 5, 2007
                                                                      Twelve Months         Period           (inception)
                                                                          Ended             Ended              through
                                                                       November 30,       November 30,       November 30,
                                                                          2010               2009               2010
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(14,801)          $(22,588)          $(65,964)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Deposits                                                               1,400             (1,400)                --
    Accounts Payable                                                          --             (4,250)                --
    Due to a Director                                                       (500)               500                 --
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,901)           (27,738)           (65,964)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 7,000
  Additional paid-in capital                                                  --                 --             68,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             75,000
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (13,901)           (27,738)             9,036

CASH AT BEGINNING OF PERIOD                                               22,937             50,675                 --
                                                                        --------           --------           --------

CASH AT END OF YEAR                                                     $  9,036           $ 22,937           $  9,036
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2010


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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2010


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to November 30, 2010 and generated a net loss of $65,964. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $9,036 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2010


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

NOTE 7. INCOME TAXES
                                                          As of
                                                       November 30,
                                                          2010
                                                        --------
             Deferred tax assets:
               Net operating tax carryforwards          $ 65,964
               Tax rate                                       34%
                                                        --------
               Gross deferred tax assets                  22,428
               Valuation allowance                       (22,428)
                                                        --------

                  Net deferred tax assets               $      0
                                                        ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carryforward of approximately $65,964. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2010


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

As of November 30, 2010, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2010:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 7,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officer and director of Sandfield Ventures Corp., whose one year term will expire 12/31/11, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address      Age      Position      Date First Elected     Term Expires
--------------      ---      --------      ------------------     ------------
Mark Holcombe       40       President,        11/05/07            12/31/11
Third Floor                  Secretary,
Olde Towne Marina            Treasurer,
Nassau, Bahamas              CFO, CEO &
                             Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mark            2010     0         0           0            0          0            0             0         0
Holcombe,       2009     0         0           0            0          0            0             0         0
Director        2008     0         0           0            0          0            0             0         0

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Mark            0              0               0            0          0           0             0           0            0
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Sandfield Ventures Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name of Beneficial                  No. of            Percentage
   Owner (1)                        Shares           of Ownership
   ---------                        ------           ------------
Mark Holcombe                       3,000,000            42%

All Officers and
Directors as a Group                3,000,000            42%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such term under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

We currently do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $7,300, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2010.

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

February 24, 2011                  Sandfield Ventures Corp., Registrant


                                   By: /s/ Mark Holcombe
                                       -----------------------------------------
                                       Mark Holcombe,
                                       Director, President, Principal Executive
                                       Officer, Principal Accounting Officer,
                                       Principal Financial Officer