Form 10-Q
period 2011-02-28
Sandfield Ventures Corp.
filed 2011-04-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

                        Commission file number 000-53707


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of April 15, 2011

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended February 28, 2011 immediately follow.

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sandfield Ventures Corp.

I have reviewed the condensed balance sheet of Sandfield Ventures Corp. (An Exploration Stage Company) as of February 28, 2011, and the related condensed statements of operations for the three months ended February 28, 2011 and 2010 and for the period from November 5, 2007 (inception) to February 28, 2011, and condensed statements of cash flows for the nine months ended February 28, 2011 and 2010 and for the period from November 5, 2007 (inception) to February 28, 2011. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Sandfield Ventures Corp. (An Exploration Stage Company) as of November 30, 2010, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated February 3, 2011, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of November 30, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
April 4, 2011

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 February 28,       November 30,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  6,961           $  9,036
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            6,961              9,036
                                                                   --------           --------

      TOTAL ASSETS                                                 $  6,961           $  9,036
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,665           $     --
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                       3,665                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                               3,665                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of February 28, 2011 and November 30, 2010                      7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (71,704)           (65,964)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                      3,296              9,036
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  6,961           $  9,036
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        November 5, 2007
                                                Three Months         Three Months         (inception)
                                                   Ended                Ended               through
                                                February 28,         February 29,         February 28,
                                                    2011                 2010                 2011
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     3,000                3,000               25,200
MINERAL EXPENDITURES                                     --               24,540
GENERAL & ADMINISTRATIVE EXPENSES                     1,240                  911               12,064
RENT - RELATED PARTY                                  1,500                1,000                9,900
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (5,740)              (4,911)             (71,704)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (5,740)          $   (4,911)          $  (71,704)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        7,000,000            7,000,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 November 5, 2007
                                                             Three Months       Three Months       (inception)
                                                                Ended              Ended             through
                                                             February 28,       February 29,       February 28,
                                                                 2011               2010               2011
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (5,740)          $ (4,911)          $(71,704)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                         --              1,400                 --
    Accounts Payable                                              3,665                 --              3,665
    Due to a Director                                                --               (500)                --
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (2,075)            (4,011)           (68,039)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           --                 --              7,000
  Additional paid-in capital                                         --                 --             68,000
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             75,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                  (2,075)            (4,011)             6,961

CASH AT BEGINNING OF PERIOD                                       9,036             22,937                 --
                                                               --------           --------           --------

CASH AT END OF YEAR                                            $  6,961           $ 18,925           $  6,961
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to November 30, 2010 and generated a net loss of $71,704. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $6,961 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

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

NOTE 7. INCOME TAXES

                                                         As of February 28, 2011
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 71,704
       Tax rate                                                       34%
                                                                --------
       Gross deferred tax assets                                  24,379
       Valuation allowance                                       (24,379)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 8. NET OPERATING LOSSES

As of February 28, 2011, the Company has a net operating loss carryforward of approximately $71,704. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

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

As of February 28, 2011, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2011:

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

We incurred operating expenses of $5,740 and $4,911 for the three months ended February 28, 2011 and 2010. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through February 28, 2011 was $71,704.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended February 28, 2011.

                      Balance Sheet Data:           2/28/11
                      -------------------           -------

                      Cash                          $6,961
                      Total assets                  $6,961
                      Total liabilities             $3,665
                      Shareholders' equity          $3,296

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2011 was $6,961. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 15, 2011           Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)