Form 10-Q
period 2011-05-31
Sandfield Ventures Corp.
filed 2011-07-08
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of July 8, 2011

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended May 31, 2011 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                    May 31,         November 30,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     76           $  9,036
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     76              9,036
                                                                   --------           --------

      TOTAL ASSETS                                                 $     76           $  9,036
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                $    200           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               200                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                                 200                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of May 31, 2011 and November 30, 2010                           7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (75,124)           (65,964)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             (124)             9,036
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     76           $  9,036
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           November 5, 2007
                                           Three Months     Three Months     Six Months      Six Months      (inception)
                                              Ended            Ended           Ended           Ended           through
                                              May 31,          May 31,         May 31,         May 31,         May 31,
                                               2011             2010            2011            2010            2011
                                            ----------       ----------      ----------      ----------      ----------
REVENUES
  Revenues                                  $       --       $       --      $       --      $       --      $       --
                                            ----------       ----------      ----------      ----------      ----------
TOTAL REVENUES                                      --               --              --              --              --

PROFESSIONAL FEES                                1,500            1,400           4,500           4,400          26,700
  Mineral Expenditures                              --               --              --              --          24,540
  General & Administrative Expenses              1,920            1,870           4,660           3,781          23,884
                                            ----------       ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (3,420)          (3,270)         (9,160)         (8,181)        (75,124)
                                            ----------       ----------      ----------      ----------      ----------

NET INCOME (LOSS)                           $   (3,420)      $   (3,270)     $   (9,160)     $   (8,181)     $  (75,124)
                                            ==========       ==========      ==========      ==========      ==========

BASIC EARNING (LOSS) PER SHARE              $    (0.00)      $    (0.00)     $    (0.00)     $    (0.00)
                                            ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   7,000,000        7,000,000       7,000,000       7,000,000
                                            ==========       ==========      ==========      ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   November 5, 2007
                                                               Six Months         Six Months         (inception)
                                                                 Ended              Ended              through
                                                                 May 31,            May 31,            May 31,
                                                                  2011               2010               2011
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (9,160)          $ (8,181)          $(75,124)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                          --              1,400                 --
    Due to a Director                                                200               (500)               200
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,960)            (7,281)           (74,924)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                            --                 --              7,000
  Additional paid-in capital                                          --                 --             68,000
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             75,000
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (8,960)            (7,281)                76

CASH AT BEGINNING OF PERIOD                                        9,036             22,937                 --
                                                                --------           --------           --------

CASH AT END OF YEAR                                             $     76           $ 15,656           $     76
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --           $     --
                                                                ========           ========           ========

  Income Taxes                                                  $     --           $     --           $     --
                                                                ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to May 31, 2011 and generated a net loss of $75,124. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, the company's current cash of $76 is insufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2009 and August 31, 2009 the Company paid a director $300 per month for use of office space and services. Starting September 1, 2009 the Company has been paying a director $500 per month for use of office space and services. As of May 31, 2011, unpaid rental is $200.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES

                                                              As of May 31, 2011
                                                              ------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 75,124
       Tax rate                                                         34%
                                                                  --------
       Gross deferred tax assets                                    25,542
       Valuation allowance                                         (25,542)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 8. NET OPERATING LOSSES

As of May 31, 2011, the Company has a net operating loss carryforward of approximately $75,124. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

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

As of May 31, 2011, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2011:

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

We incurred operating expenses of $3,420 and $3,270 for the three months ended May 31, 2011 and 2010. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $9,160 and $8,181 for the six months ended May 31, 2011 and 2010. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through May 31, 2011 was $75,124.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended May 31, 2011.

                      Balance Sheet Data:          5/31/11
                      -------------------          -------

                      Cash                          $  76
                      Total assets                  $  76
                      Total liabilities             $ 200
                      Shareholders' equity          $(124)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2011 was $76 with $200 in outstanding liabilities. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 8, 2011             Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)