Form 10-Q
period 2011-08-31
Sandfield Ventures Corp.
filed 2011-10-17
CIK 1421907

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of October 17, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2010 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                   August 31,        November 30,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     16           $  9,036
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     16              9,036
                                                                   --------           --------

      TOTAL ASSETS                                                 $     16           $  9,036
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payble                                                  $  1,800           $     --
  Due to a Director                                                   1,700                 --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,500                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                               3,500                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of August 31, 2011 and November 30, 2010                        7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (78,484)           (65,964)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (3,484)             9,036
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     16           $  9,036
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                         November 5, 2007
                                          Three Months    Three Months    Nine Months     Nine Months      (inception)
                                             Ended           Ended           Ended           Ended           through
                                           August 31,      August 31,      August 31,      August 31,       August 31,
                                              2011            2010            2011            2010             2011
                                           ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                                 $       --      $       --      $       --      $       --       $       --
                                           ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                                     --              --              --              --               --

PROFESSIONAL FEES                               1,500           1,400           6,000           5,800           28,200
MINERAL EXPENDITURES                               --              --              --              --           24,540
GENERAL & ADMINISTRATIVE EXPENSES               1,860           1,860           6,520           5,641           25,744
                                           ----------      ----------      ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         3,360           3,260          12,520          11,441           78,484
                                           ----------      ----------      ----------      ----------       ----------

NET INCOME (LOSS)                          $   (3,360)     $   (3,260)     $  (12,520)     $  (11,441)      $  (78,484)
                                           ==========      ==========      ==========      ==========       ==========

BASIC EARNING (LOSS) PER SHARE             $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  7,000,000       7,000,000       7,000,000       7,000,000
                                           ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          November 5, 2007
                                                                      Nine Months        Nine Months        (inception)
                                                                         Ended              Ended             through
                                                                       August 31,         August 31,         August 31,
                                                                         2011               2010               2011
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(12,520)          $(11,441)          $(78,484)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                                 --              1,400                 --
    Accounts Payable                                                      1,800                 --              1,800
    Due to a Director                                                     1,700               (500)             1,700
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (9,020)           (10,541)           (74,984)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --
                                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --             75,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             75,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (9,020)           (10,541)                16

CASH AT BEGINNING OF PERIOD                                               9,036             22,937                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $     16           $ 12,396           $     16
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to August 31, 2011 and generated a net loss of $78,484. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, the company's current cash of $16 is insufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2009 and August 31, 2009 the Company paid a director $300 per month for use of office space and services. Starting September 1, 2009 the Company has been paying a director $500 per month for use of office space and services. As of August 31, 2011, unpaid rental is $1,700.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES

                                                           As of August 31, 2011
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 78,484
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   26,685
       Valuation allowance                                        (26,685)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of August 31, 2011, the Company has a net operating loss carryforward of approximately $78,484. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

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

As of August 31, 2011, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2011:

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.                        Description
-----------                        -----------

   3.1      Articles of Incorporation*
   3.2      Bylaws*
  31        Sec. 302 Certification of Principal Executive & Financial Officer
  32        Sec. 906 Certification of Principal Executive & Financial Officer
 101        Interactive Data Files pursuant to Rule 405 of Regulation S-T.

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

October 17, 2011         Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)