Form 10-K
period 2011-11-30
Sandfield Ventures Corp.
filed 2012-02-28
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 27, 2012, the registrant had 7,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 27, 2012.

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

     If an exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

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

As of November 30, 2011, we have 7,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Of the 7,000,000 shares of common stock outstanding as of November 30, 2011, 3,000,000 shares are owned by Mark Holcombe, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $16,767 and $14,801 for the years ended November 30, 2011 and 2010, respectively. These expenses consisted of $10,419 (11/30/11) and $9,301 (11/30/10) in general operating expenses and professional fees, $6,000 (11/30/10) and $5,500 (11/30/10) in rent and $348 (11/30/11) in interest expense.

Our net loss from inception (November 5, 2007) through November 30, 2011 was $82,731.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the years ended November 30, 2011 and 2010.

           Balance Sheet Data:           11/30/11           11/30/10
           -------------------           --------           --------

           Cash                          $  3,597           $  9,036
           Total assets                  $ 13,397           $  9,036
           Total liabilities             $ 21,128           $      0
           Shareholders' equity          $ (7,731)          $  9,036

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2011 was $3,597. In order to achieve our exploration program goals, we were required to raise the $60,000 in funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on March 5, 2008. The offering was completed on July 23, 2008. Management believes the current funds available to the company and loans from our director will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 5, 2007 (date of inception) to November 30, 2011 and generated a net loss of $82,731. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $3,597 and loans from our director is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sandfield Ventures, Corp.

I have audited the accompanying balance sheets of Sandfield Ventures, Corp. (An Exploration Stage Company) as of November 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2011 and 2010 and for the period from November 5, 2007 (inception), to November 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandfield Ventures, Corp., (An Exploration Stage Company) as of November 30, 2011 and 2010, and the results of its operations and cash flows for the years ended November 30, 2011 and 2010 and the period from November 5, 2007 (inception), to November 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
------------------------------
Seattle, Washington
February 14, 2012

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     November 30,       November 30,
                                                                        2011               2010
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  3,597           $  9,036
  Deposits                                                               5,000                 --
  Pre-paid Rent                                                          4,800                 --
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                    13,397              9,036
                                                                      --------           --------

      TOTAL ASSETS                                                    $ 13,397           $  9,036
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $    780           $     --
  Note Interest Payable                                                    348                 --
  Note Payble and Accrued Interest                                      20,000                 --
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                               21,128                 --
                                                                      --------           --------

      TOTAL LIABILITIES                                                 21,128                 --
                                                                      --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding as of
   November 30, 2011 and November 30, 2010                               7,000              7,000
  Additional paid-in capital                                            68,000             68,000
  Deficit accumulated during exploration stage                         (82,731)           (65,964)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              (7,731)             9,036
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 13,397           $  9,036
                                                                      ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                   November 5, 2007
                                          Twelve Months                              (inception)
                                              Ended            Period Ended            through
                                           November 30,         November 30,         November 30,
                                              2011                 2010                 2011
                                           ----------           ----------           ----------
MINERAL EXPENDITURES                       $       --           $       --           $   24,540
PROFESSIONAL FEES                               7,500                7,300               29,700
GENERAL & ADMINISTRATIVE EXPENSES               2,919                2,001               13,743
RENT - RELATED PARTY                            6,000                5,500               14,400
INTEREST EXPENSE                                  348                   --                  348
                                           ----------           ----------           ----------

NET INCOME (LOSS)                          $  (16,767)          $  (14,801)          $  (82,731)
                                           ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE             $    (0.00)          $    (0.00)
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  7,000,000            7,000,000
                                           ==========           ==========


                See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 5, 2007 (Inception) through November 30, 2011
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                              Common        Additional     During
                                               Common         Stock          Paid-in     Exploration
                                               Stock          Amount         Capital        Stage           Total
                                               -----          ------         -------        -----           -----
BALANCE, NOVEMBER 5, 2007                            --     $       --     $       --     $       --      $       --

Stock issued for cash on November 5, 2007
 @ $0.005 per share                           3,000,000          3,000         12,000                         15,000
Net loss,  November 30, 2007                                                                    (690)           (690)
                                             ----------     ----------     ----------     ----------      ----------
BALANCE, NOVEMBER 30, 2007                    3,000,000     $    3,000     $   12,000     $     (690)     $   14,310
                                             ==========     ==========     ==========     ==========      ==========
Stock issued for cash on July 23, 2008
 @ $0.015 per share                           4,000,000          4,000         56,000                         60,000
Net loss, November 30, 2008                                                                  (27,885)        (27,885)
                                             ----------     ----------     ----------     ----------      ----------
BALANCE, NOVEMBER 30, 2008                    7,000,000     $    7,000     $   68,000     $  (28,575)     $   46,425
                                             ==========     ==========     ==========     ==========      ==========

Net loss, November 30, 2009                                                                  (22,588)        (22,588)
                                             ----------     ----------     ----------     ----------      ----------
BALANCE, NOVEMBER 30, 2009                    7,000,000     $    7,000     $   68,000     $  (51,163)     $   23,837
                                             ==========     ==========     ==========     ==========      ==========

Net loss, November 30, 2010                                                                  (14,801)        (14,801)
                                             ----------     ----------     ----------     ----------      ----------
BALANCE, NOVEMBER 30, 2010                    7,000,000     $    7,000     $   68,000     $  (65,964)     $    9,036
                                             ==========     ==========     ==========     ==========      ==========

Net loss, November 30, 2011                                                                  (16,767)        (16,767)
                                             ----------     ----------     ----------     ----------      ----------

BALANCE, NOVEMBER 30, 2011                    7,000,000     $    7,000     $   68,000     $  (82,731)     $   (7,731)
                                             ==========     ==========     ==========     ==========      ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       November 5, 2007
                                                                  Twelve Months                          (inception)
                                                                      Ended          Period Ended          through
                                                                   November 30,       November 30,       November 30,
                                                                      2011               2010               2011
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(16,767)          $(14,801)          $(82,731)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                          (5,000)             1,400             (5,000)
    Pre-paid Rent                                                     (4,800)                --             (4,800)
    Accounts Payable and Accrued Liabilities                           1,128                 --              1,128
    Due to a Director                                                     --               (500)                --
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (25,439)           (13,901)           (91,403)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payble                                                         20,000                 --             20,000
  Issuance of common stock                                                --                 --             75,000
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         20,000                 --             95,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (5,439)           (13,901)             3,597

CASH AT BEGINNING OF YEAR                                              9,036             22,937                 --
                                                                    --------           --------           --------

CASH AT END OF YEAR                                                 $  3,597           $  9,036           $  3,597
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========

  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to November 30, 2011 and generated a net loss of $82,731. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $9,036 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

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

NOTE 7. INCOME TAXES

                                                         As of November 30, 2011
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 82,731
       Tax rate                                                       34%
                                                                --------
       Gross deferred tax assets                                  28,129
       Valuation allowance                                       (28,129)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 8. NET OPERATING LOSSES

As of August 31, 2011, the Company has a net operating loss carryforward of approximately $82,731. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

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

As of November 30, 2011, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2011:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 7,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officer and director of Sandfield Ventures Corp., whose one year term will expire 12/31/12, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address      Age      Position      Date First Elected     Term Expires
--------------      ---      --------      ------------------     ------------

Mark Holcombe       41       President,        11/05/07            12/31/12
Third Floor                  Secretary,
Olde Towne Marina            Treasurer,
Nassau, Bahamas              CFO, CEO &
                             Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mark            2011     0         0           0            0          0            0             0         0
Holcombe,       2010     0         0           0            0          0            0             0         0
Director        2009     0         0           0            0          0            0             0         0

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                     Option Awards                                            Stock Awards
         -----------------------------------------------------------------  ------------------------------------------------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Our director Mr. Holcombe currently provides us with office space at Third Floor, Olde Towne Marina, Nassau, Bahamas at the rate of $500 per month. The facilities include answering services, fax services, secretarial services, reception area and offices. During the year ended November 30, 2011 we paid Mr. Holcombe a total of $6,000 in rental fees.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $7,300, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2011.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit                       Description
     -------                       -----------

      3(i)        Articles of Incorporation*
      3(ii)       Bylaws*
     31.1         Sec. 302 Certification of CEO
     31.2         Sec. 302 Certification of CFO
     32           Sec. 906 Certification of CEO/CFO
    101           Interactive Data Files pursuant to Rule 405 of Regulation
                  S-T.**

----------
* Included in our original Registration Statement on Form SB-2 (subsequently amended utilizing Form S-1) under Commission File Number 333-148710.
**   To be filed by amendment

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2012                  Sandfield Ventures Corp., Registrant


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