Form 10-K/A
period 2011-11-30
Sandfield Ventures Corp.
filed 2012-04-09
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form
10-K for the fiscal year ended November 30, 2011, filed with the Securities and Exchange Commission on February 28, 2012 (the "Form 10-K"), is solely to furnish
Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit                       Description
     -------                       -----------

      3(i)        Articles of Incorporation *
      3(ii)       Bylaws *
     31.1         Sec. 302 Certification of CEO **
     31.2         Sec. 302 Certification of CFO **
     32           Sec. 906 Certification of CEO/CFO **
    101           Interactive Data Files pursuant to Rule 405 of Regulation
                  S-T. ***

----------
* Included in our original Registration Statement on Form SB-2 (subsequently amended utilizing Form S-1) under Commission File Number 333-148710.
** Previously filed with our Form 10-K, filed with the Commission on February 28, 2012.
***  Filed herewith.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 9, 2012                      Sandfield Ventures Corp., Registrant


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