Form 10-Q
period 2012-02-29
Sandfield Ventures Corp.
filed 2012-04-13
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of April 13, 2012

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended February 29, 2012 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  February 29,      November 30,
                                                                     2012               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,317           $  3,597
  Deposits                                                            5,000              5,000
  Pre-paid Rent                                                       3,300              4,800
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 10,617             13,397
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 10,617           $ 13,397
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,080           $    780
  Note Interest Payable                                                 696                348
  Note Payble and Accrued Interest                                   20,000             20,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            23,776             21,128
                                                                   --------           --------

      TOTAL LIABILITIES                                              23,776             21,128
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of February 28, 2012 and November 30, 2011                      7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (88,159)           (82,731)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (13,159)            (7,731)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 10,617           $ 13,397
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        November 5, 2007
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                February 29,         February 28,         February 29,
                                                    2012                 2011                 2012
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     3,000                3,000               32,700
MINERAL EXPENDITURES                                     --                   --               24,540
GENERAL & ADMINISTRATIVE EXPENSES                       580                1,240               14,323
RENT - RELATED PARTY                                  1,500                1,500               15,900
INTEREST EXPENSE                                        348                   --                  696
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               5,428                5,740               88,159
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (5,428)          $   (5,740)          $  (88,159)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        7,000,000            7,000,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    November 5, 2007
                                                                Three Months       Three Months       (inception)
                                                                   Ended              Ended             through
                                                                February 29,       February 28,       February 29,
                                                                    2012               2011               2012
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (5,428)          $ (5,740)          $(88,159)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                            --                 --             (5,000)
    Pre-paid Rent                                                    1,500                 --             (3,300)
    Accounts Payable and Accrued Liabilities                         2,648              3,665              3,776
    Due to a Director                                                   --                 --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (1,280)            (2,075)           (92,683)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable                                                          --                 --             20,000
  Issuance of Common Stock                                              --                 --             75,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             95,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (1,280)            (2,075)             2,317

CASH AT BEGINNING OF PERIOD                                          3,597              9,036                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  2,317           $  6,961           $  2,317
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to February 29, 2012 and generated a net loss of $88,159. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $2,317 is not sufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

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

NOTE 7. INCOME TAXES

                                                         As of February 29, 2011
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 88,159
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   29,974
       Valuation allowance                                        (29,974)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of February 29, 2012, the Company has a net operating loss carryforward of approximately $88,159. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2012
--------------------------------------------------------------------------------

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

As of February 29, 2012, the Company had 7,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2012:

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

We incurred operating expenses of $5,428 and $5,740 for the three months ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through February 29, 2012 was $88,159.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended February 29, 2012.

                    Balance Sheet Data:            2/29/12
                    -------------------            -------

                    Cash                          $  2,317
                    Total assets                  $ 10,617
                    Total liabilities             $ 23,776
                    Shareholders' equity          $(13,159)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2012 was $2,317 with $23,776 in outstanding liabilities. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 13, 2012           Sandfield Ventures Corp.


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)