Form 10-Q
period 2012-05-31
Sandfield Ventures Corp.
filed 2012-07-16
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

                        Commission file number 000-53707


                            SANDFIELD VENTURES CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         Third Floor, Olde Towne Marina
                       Sandyport, Nassau, Bahamas SP-63777
          (Address of principal executive offices, including zip code.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of July 12, 2012

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended May 31, 2012 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                   Unaudited          Audited
                                                                    As of              As of
                                                                    May 31,          November 30,
                                                                     2012               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,033           $  3,597
  Deposits                                                            5,000              5,000
  Pre-paid Rent                                                       1,800              4,800
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            7,833             13,397
                                                                   --------           --------

      TOTAL ASSETS                                                 $  7,833           $ 13,397
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  5,320           $    780
  Accrued Liabilities                                                 1,048                348
  Note Payble                                                        20,000             20,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      26,368             21,128
                                                                   --------           --------
      TOTAL LIABILITIES                                              26,368             21,128
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of May 31, 2012 and November 30, 2011                           7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (93,535)           (82,731)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (18,535)            (7,731)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  7,833           $ 13,397
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                            November 5, 2007
                                           Three Months    Three Months      Six Months       Six Months       (inception)
                                              Ended           Ended            Ended            Ended           through
                                              May 31,         May 31,          May 31,          May 31,          May 31,
                                               2012            2011             2012             2011             2012
                                            ----------      ----------       ----------       ----------       ----------
REVENUES
  Revenues                                  $       --      $       --       $       --       $       --       $       --
                                            ----------      ----------       ----------       ----------       ----------
TOTAL REVENUES                                      --              --               --               --               --

Professional Fees                                1,600           1,500            4,600            4,500           34,300
Mineral Expenditures                                --              --               --               --           24,540
General & Administrative Expenses                1,925             420            2,505            1,660           16,247
Rent - Related Party                             1,500           1,500            3,000            3,000           17,400
Interest Expense                                   352              --              700               --            1,048
                                            ----------      ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (5,377)         (3,420)         (10,805)          (9,160)         (93,535)
                                            ----------      ----------       ----------       ----------       ----------

NET INCOME (LOSS)                           $   (5,377)     $   (3,420)      $  (10,805)      $   (9,160)      $  (93,535)
                                            ==========      ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE              $    (0.00)     $    (0.00)      $    (0.00)      $    (0.00)
                                            ==========      ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                 7,000,000       7,000,000        7,000,000        7,000,000
                                            ==========      ==========       ==========       ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           November 5, 2007
                                                                       Six Months         Six Months         (inception)
                                                                         Ended              Ended              through
                                                                         May 31,            May 31,            May 31,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(10,805)          $ (9,160)          $(93,535)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Deposits                                                                  --                 --             (5,000)
    Pre-paid Rent                                                          3,000             (1,800)
    Accounts Payable and Accrued Liabilities                               5,240              6,368
    Due to a Director                                                         --                200                 --
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (2,565)            (8,960)           (93,967)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable                                                                --                 --             20,000
  Issuance of common stock                                                    --                 --             75,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             95,000
                                                                        --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                           (2,565)            (8,960)             1,033
CASH AT BEGINNING OF PERIOD                                                3,597              9,036                 --
                                                                        --------           --------           --------

CASH AT END OF YEAR                                                     $  1,033           $     76           $  1,033
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sandfield Ventures Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sandfield's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of May 31, 2012, Sandfield has not generated revenues and has accumulated losses since inception. The continuation of Sandfield as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Sandfield's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

As of May 31, 2012, there was a note payable to one unrelated party comprised of $20,000 principal and $1,048 accrued interest. The loan bears interest at 6% per annum and has been extended to December 2012.

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

We incurred operating expenses of $5,377 and $3,420 for the three months ended May 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $10,805 and $9,160 for the six months ended May 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through May 31, 2012 was $93,535.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended May 31, 2012.

                    Balance Sheet Data:            5/31/12
                    -------------------            -------
                    Cash                          $  1,033
                    Total assets                  $  7,833
                    Total liabilities             $ 26,368
                    Shareholders' equity          $(18,535)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2012 was $1,033 with $26,368 in outstanding liabilities. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 12, 2012                       Sandfield Ventures Corp.


                                        /s/ Mark Holcombe
                                        ----------------------------------------
                                    By: Mark Holcombe
                                        (Chief Executive Officer, Chief
                                        Financial Officer, Principal Accounting
                                        Officer, President, Secretary, Treasurer
                                        & Sole Director)