Form 10-Q
period 2012-08-31
Sandfield Ventures Corp.
filed 2012-10-19
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of October 19, 2012

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2012 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                  (unaudited)         (audited)
                                                                     As of              As of
                                                                   August 31,        November 30,
                                                                     2012               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    133           $  3,597
  Deposits                                                               --              5,000
  Pre-paid Rent                                                         300              4,800
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    433             13,397
                                                                   --------           --------

      TOTAL ASSETS                                                 $    433           $ 13,397
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payble                                                  $  2,360           $    780
  Accrued Liabilities                                                    --                348
  Note Payble                                                            --             20,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             2,360             21,128
                                                                   --------           --------

      TOTAL LIABILITIES                                               2,360             21,128
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of August 31, 2012 and November 30, 2011                        7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (76,927)           (82,731)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (1,927)            (7,731)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    433           $ 13,397
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                             November 5, 2007
                                           Three Months     Three Months      Nine Months     Nine Months      (inception)
                                              Ended            Ended             Ended           Ended           through
                                            August 31,       August 31,        August 31,      August 31,       August 31,
                                               2012             2011              2012            2011             2012
                                            ----------       ----------        ----------      ----------       ----------
REVENUES
  Revenues                                  $       --       $       --        $       --      $       --       $       --
                                            ----------       ----------        ----------      ----------       ----------
TOTAL REVENUES                                      --               --                --              --               --

Professional Fees                                1,600            1,500             6,200           6,000           35,900
Mineral Expenditures                                --               --                --              --           24,540
General & Administrative Expenses                3,073            1,860             9,278           6,520           37,769
                                            ----------       ----------        ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          4,673            3,360            15,478          12,520           98,209
                                            ----------       ----------        ----------      ----------       ----------
OTHER INCOME (EXPENSES)
  Other Income
  Gain on Note Payable Forgiveness              21,281               --            21,281          21,281
                                            ----------       ----------        ----------      ----------       ----------
TOTAL OTHER INCOME (EXPENSES)                   21,281               --            21,281              --           21,281
                                            ----------       ----------        ----------      ----------       ----------

NET INCOME (LOSS)                           $   16,608       $   (3,360)       $    5,804      $  (12,520)      $  (76,927)
                                            ==========       ==========        ==========      ==========       ==========

BASIC EARNING (LOSS) PER SHARE              $     0.00       $    (0.00)       $     0.00      $    (0.00)
                                            ==========       ==========        ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   7,000,000        7,000,000         7,000,000       7,000,000
                                            ==========       ==========        ==========      ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     November 5, 2007
                                                                  Nine Months       Nine Months        (inception)
                                                                    Ended              Ended             through
                                                                  August 31,         August 31,         August 31,
                                                                     2012               2011               2012
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  5,804           $(12,520)          $(76,927)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                          5,000                 --                 --
    Prepaid Rent                                                      4,500                 --               (300)
    Accounts Payable                                                  1,580              1,800              2,360
    Note Payable                                                    (20,000)                --                 --
    Accrued Liabilities                                                (348)                --                 --
    Due to a Director                                                    --              1,700                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (3,465)            (9,020)           (74,867)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             75,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             75,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (3,465)            (9,020)               133

CASH AT BEGINNING OF PERIOD                                           3,597              9,036                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $    133           $     16           $    133
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sandfield Ventures Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sandfields's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of August 31, 2012, Sandfield has not generated revenues and has accumulated losses since inception. The continuation of Sandfield as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Sandfield's ability to continue as a going concern.

NOTE 3. NOTE PAYABLE

On August 1, 2012, the note payable to one unrelated party comprised of $20,000 principal and $1,281 accrued interest was forgiven.

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

We incurred operating expenses of $4,673 and $3,360 for the three months ended August 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $15,478 and $12,520 for the nine months ended August 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

During the quarter ended August 31, 2012, a note payable to one unrelated party comprised of $20,000 principal and $1,281 accrued interest was forgiven. Our net loss from inception (November 5, 2007) through August 31, 2012 was $76,927.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended August 31, 2012.

                     Balance Sheet Data:           8/31/12
                     -------------------           -------

                     Cash                          $   133
                     Total assets                  $   433
                     Total liabilities             $ 2,360
                     Shareholders' equity          $(1,927)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2012 was $133 with $2,360 in outstanding liabilities. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 19, 2012            Sandfield Ventures Corp.


                                /s/ Mark Holcombe
                                ------------------------------------------------
                            By: Mark Holcombe
                                (Chief Executive Officer, Chief Financial
                                Officer, Principal Accounting Officer,
                                President, Secretary, Treasurer & Sole Director)