Form 10-K
period 2012-11-30
Sandfield Ventures Corp.
filed 2013-03-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 1, 2013, the registrant had 7,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 15, 2013.

                            SANDFIELD VENTURES CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      5
Item 1B.    Unresolved Staff Comments                                         7
Item 2.     Properties                                                        7
Item 3.     Legal Proceedings                                                 8
Item 4.     Mining Safety Disclosures                                         8

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 8
Item 6.     Selected Financial Data                                           9
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       11
Item 8.     Financial Statements                                             12
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         21
Item 9A(T). Controls and Procedures                                          21
Item 9B.    Other Information                                                22

                                    Part III

Item 10.    Directors, Executive Officers and Corporate Governance           23
Item 11.    Executive Compensation                                           24
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  26
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                            26
Item 14.    Principal Accountant Fees and Services                           27

                                     Part IV

Item 15.    Exhibits                                                         27

Signatures                                                                   27

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our director Mr. Holcombe currently provides us with office space at Third Floor, Olde Towne Marina, Nassau, Bahamas. The facilities include answering services, fax services, secretarial services, reception area and offices. Management believes the current premises are sufficient for its needs at this time. During the year ended November 30, 2012 we paid Mr. Holcombe a total of $4,800 in rental fees.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINING SAFETY DISCLOSURES

None.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2012.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $18,848 and $16,767 for the years ended November 30, 2012 and 2011, respectively. These expenses consisted of $7,800 (11/30/12) and $7,500 (11/30/11) in professional fees, $5,314 (11/30/12) and
$2,919 (11/30/11) in general and administrative expenses, $4,800 (11/30/12) and $6,000 (11/30/11) in rent and $933 (11/30/12) and $348 (11/30/11) in interest expense. During the year ended November 30, 2012 we realized a Gain on Note Payable Forgiveness of $21,281.

Our net loss from inception (November 5, 2007) through November 30, 2012 was $80,297.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the years ended November 30, 2012 and 2011.

           Balance Sheet Data:           11/30/12           11/30/11
           -------------------           --------           --------

           Cash                          $  4,503           $  3,597
           Total assets                  $  4,503           $ 13,397
           Total liabilities             $  9,800           $ 21,128
           Shareholders' equity          $ (5,297)          $ (7,731)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2012 was $4,503. Management believes the current funds available to the company and loans from our director will fund our operations for the next twelve months. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 5, 2007 (date of inception) to November 30, 2012 and generated a net loss of $80,731. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $4,503 and loans from our director is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sandfield Ventures Corp.

I have audited the accompanying balance sheet of Sandfield Ventures Corp. (An Exploration Stage Company) as of November 30, 2012 & 2011, and the related statement of operations, stockholders' equity and cash flows for years then ended and the period from November 5, 2007 (inception), to November 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandfield Ventures Corp., (An Exploration Stage Company) as of November 30, 2012 and 2011, and the results of its operations and cash flows for the years then ended and from November 5, 2007 (inception), to November 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
--------------------------------
George Stewart
Seattle, Washington
February 25, 2013

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     November 30,       November 30,
                                                                        2012               2011
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  4,503           $  3,597
  Deposits                                                                  --              5,000
  Pre-paid Rent                                                             --              4,800
                                                                      --------           --------
      TOTAL CURRENT ASSETS                                               4,503             13,397
                                                                      --------           --------

      TOTAL ASSETS                                                    $  4,503           $ 13,397
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  4,800           $    780
  Note Interest Payable                                                     --                348
  Note Payble                                                               --             20,000
  Loan Payble - Related Party                                            5,000                 --
                                                                      --------           --------
      TOTAL CURRENT LIABILITIES                                          9,800             21,128
                                                                      --------           --------

      TOTAL LIABILITIES                                                  9,800             21,128
                                                                      --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding as of
   November 30, 2012 and November 30, 2011                               7,000              7,000
  Additional paid-in capital                                            68,000             68,000
  Deficit accumulated during exploration stage                         (80,297)           (82,731)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              (5,297)            (7,731)
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  4,503           $ 13,397
                                                                      ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       November 5, 2007
                                                                                          (inception)
                                                 Year Ended          Year Ended             through
                                                 November 30,        November 30,         November 30,
                                                    2012                2011                 2012
                                                 ----------          ----------           ----------
REVENUES
  Revenues                                       $       --          $       --           $       --
                                                 ----------          ----------           ----------
TOTAL REVENUES                                           --                  --                   --

Mineral Expenditures                                     --                  --               24,540
Professional Fees                                     7,800               7,500               37,500
General & Administrative Expenses                     5,314               2,919               19,057
Rent - Related Party                                  4,800               6,000               19,200
Interest Expense                                        933                 348                1,281
                                                 ----------          ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              18,848              16,767              101,578
                                                 ----------          ----------           ----------
OTHER INCOME (EXPENSES)
  Other Income
  Gain on Note Payable Forgiveness                   21,281                  --               21,281
                                                 ----------          ----------           ----------
TOTAL OTHER INCOME (EXPENSES)                        21,281                  --               21,281
                                                 ----------          ----------           ----------

NET INCOME (LOSS)                                $    2,434          $  (16,767)          $  (80,297)
                                                 ==========          ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $     0.00          $    (0.00)
                                                 ==========          ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        7,000,000           7,000,000
                                                 ==========          ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 5, 2007 (Inception) through November 30, 2012
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                              Common        Additional     During
                                               Common         Stock          Paid-in     Exploration
                                               Stock          Amount         Capital        Stage           Total
                                               -----          ------         -------        -----           -----
BALANCE, NOVEMBER 5, 2007                            --     $       --     $       --     $       --      $       --

Stock issued for cash on November 5, 2007
 @ $0.005 per share                           3,000,000          3,000         12,000                         15,000
Net loss,  November 30, 2007                                                                    (690)           (690)
                                             ----------     ----------     ----------     ----------      ----------
BALANCE, NOVEMBER 30, 2007                    3,000,000     $    3,000     $   12,000     $     (690)     $   14,310
                                             ==========     ==========     ==========     ==========      ==========
Stock issued for cash on July 23, 2008
 @ $0.015 per share                           4,000,000          4,000         56,000                         60,000
Net loss, November 30, 2008                                                                  (27,885)        (27,885)
                                             ----------     ----------     ----------     ----------      ----------
BALANCE, NOVEMBER 30, 2008                    7,000,000     $    7,000     $   68,000     $  (28,575)     $   46,425
                                             ==========     ==========     ==========     ==========      ==========

Net loss, November 30, 2009                                                                  (22,588)        (22,588)
                                             ----------     ----------     ----------     ----------      ----------
BALANCE, NOVEMBER 30, 2009                    7,000,000     $    7,000     $   68,000     $  (51,163)     $   23,837
                                             ==========     ==========     ==========     ==========      ==========

Net loss, November 30, 2010                                                                  (14,801)        (14,801)
                                             ----------     ----------     ----------     ----------      ----------
BALANCE, NOVEMBER 30, 2010                    7,000,000     $    7,000     $   68,000     $  (65,964)     $    9,036
                                             ==========     ==========     ==========     ==========      ==========

Net loss, November 30, 2011                                                                  (16,767)        (16,767)
                                             ----------     ----------     ----------     ----------      ----------

BALANCE, NOVEMBER 30, 2011                    7,000,000     $    7,000     $   68,000     $  (82,731)     $   (7,731)
                                             ==========     ==========     ==========     ==========      ==========

Net loss, November 30, 2012                                                                    2,434           2,434
                                             ----------     ----------     ----------     ----------      ----------

BALANCE, NOVEMBER 30, 2012                    7,000,000     $    7,000     $   68,000     $  (80,297)     $   (5,297)
                                             ==========     ==========     ==========     ==========      ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   November 5, 2007
                                                                                                      (inception)
                                                                Year Ended         Year Ended           through
                                                                November 30,       November 30,       November 30,
                                                                   2012               2011               2012
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $  2,434           $(16,767)          $(80,297)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                        5,000             (5,000)                --
    Pre-paid Rent                                                   4,800             (4,800)                --
    Accounts Payable and Accrued Liabilities                        3,672              1,128              4,800
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      15,906            (25,439)           (75,497)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payble                                                     (20,000)            20,000                 --
  Loan Payble - Related Party                                       5,000                 --              5,000
  Issuance of common stock                                             --                 --             75,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (15,000)            20,000             80,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       906             (5,439)             4,503

CASH AT BEGINNING OF YEAR                                           3,597              9,036                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $  4,503           $  3,597           $  4,503
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========

  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2012
--------------------------------------------------------------------------------

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2012
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to November 30, 2012 and generated a net loss of $80,297. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage and has minimal expenses, however, management believes that the company's current cash of $4,503 is insufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2012
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2009 and August 31, 2009 and the month of September 2012 the Company paid a director $300 per month for use of office space and services. Between September 1, 2009 and August 31, 2012 the Company paid a director $500 per month for use of office space and services.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES

                                                         As of November 30, 2012
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 80,297
       Tax rate                                                       34%
                                                                --------
     Gross deferred tax assets                                    27,301
     Valuation allowance                                         (27,301)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 8. NET OPERATING LOSSES

As of November 30, 2012, the Company has a net operating loss carryforward of approximately $80,297. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2012
--------------------------------------------------------------------------------

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

As of November 30, 2012, the Company had 7,000,000 shares of common stock issued and outstanding.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officer and director of Sandfield Ventures Corp., whose one year term will expire 12/31/13, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address      Age      Position      Date First Elected     Term Expires
--------------      ---      --------      ------------------     ------------

Mark Holcombe       42       President,        11/05/07             12/31/13
Third Floor                  Secretary,
Olde Towne Marina            Treasurer,
Nassau, Bahamas              CFO, CEO &
                             Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mark            2012     0         0           0            0          0            0             0         0
Holcombe,       2011     0         0           0            0          0            0             0         0
Director        2010     0         0           0            0          0            0             0         0

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Our director Mr. Holcombe currently provides us with office space at Third Floor, Olde Towne Marina, Nassau, Bahamas. The facilities include answering services, fax services, secretarial services, reception area and offices. During the year ended November 30, 2012 we paid Mr. Holcombe a total of $4,800 in rental fees.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $7,300, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2012.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit                       Description
     -------                       -----------

      3(i)        Articles of Incorporation*
      3(ii)       Bylaws*
     31.1         Sec. 302 Certification of CEO
     31.2         Sec. 302 Certification of CFO
     32           Sec. 906 Certification of CEO/CFO
    101           Interactive Data Files pursuant to Rule 405 of Regulation
                  S-T.

----------
* Included in our original Registration Statement on Form SB-2 (subsequently amended utilizing Form S-1) under Commission File Number 333-148710.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2013                          Sandfield Ventures Corp., Registrant


                                         By: /s/ Mark Holcombe
                                             ------------------------------
                                             Mark Holcombe, Director, President,
                                             Principal Executive Officer,
                                             Principal Accounting Officer,
                                             Principal Financial Officer