Form 10-Q
period 2013-02-28
Sandfield Ventures Corp.
filed 2013-04-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of April 15, 2013

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended February 28, 2013 immediately follow.

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  February 28,      November 30,
                                                                     2013               2012
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    400           $  4,503
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                              400              4,503
                                                                   --------           --------

      TOTAL ASSETS                                                 $    400           $  4,503
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,840           $  4,800
  Loan Payable - Related Party                                        5,000              5,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                       8,840              9,800
                                                                   --------           --------
      TOTAL LIABILITIES                                               8,840              9,800
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of February 28, 2013 and November 30, 2012                      7,000              7,000
  Additional paid-in capital                                         68,000             68,000
  Deficit accumulated during exploration stage                      (83,440)           (80,297)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     (8,440)            (5,297)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    400           $  4,503
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                        November 5, 2007
                                                Three Months         Three Months         (inception)
                                                   Ended                Ended               through
                                                February 28,         February 29,         February 28,
                                                    2013                 2012                 2013
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

Professional Fees                                     3,000                3,000               40,500
Mineral Expenditures                                     --                   --               24,540
General & Administrative Expenses                       143                  580               19,200
Rent - Related Party                                     --                1,500               19,200
Interest Expense                                         --                  348                1,281
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               3,143                5,428              104,721

OTHER INCOME (EXPENSES)
  Other Income
  Gain on Note Payable Forgiveness                       --                   --               21,281
                                                 ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSES)                            --                   --               21,281
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (3,143)          $   (5,428)          $  (83,440)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $     0.00           $     0.00
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        7,000,000            7,000,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     November 5, 2007
                                                                 Three Months       Three Months       (inception)
                                                                    Ended              Ended             through
                                                                 February 28,       February 29,       February 28,
                                                                     2013               2012               2013
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (3,143)          $ (5,428)          $(83,440)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Pre-paid Rent                                                        --              1,500                 --
    Accounts Payable and Accrued Liabilities                           (960)             2,648              3,840
                                                                   --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (4,103)            (1,280)           (79,600)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable                                                           --                 --                 --
  Loan Payable - Related Party                                           --                 --              5,000
  Issuance of Common Stock                                               --                 --             75,000
                                                                   --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             80,000
                                                                   --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                      (4,103)            (1,280)               400
CASH AT BEGINNING OF PERIOD                                           4,503              3,597                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $    400           $  2,317           $    400
                                                                   ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            SANDFIELD VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2013
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sandfield Ventures Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sandfields's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of February 28, 2013, Sandfield has not generated revenues and has accumulated losses since inception. The continuation of Sandfield as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Sandfield's ability to continue as a going concern.

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

We incurred operating expenses of $3,143 and $5,428 for the three months ended February 28, 2013 and 2012, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through February 28, 2013 was $83,440.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended February 28, 2013.

                     Balance Sheet Data:           2/28/13
                     -------------------           -------
                     Cash                          $   400
                     Total assets                  $   400
                     Total liabilities             $ 8,840
                     Shareholders' equity          $(8,440)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2013 was $400 with $8,840 in outstanding liabilities. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 15, 2013                       Sandfield Ventures Corp.


                                         /s/ Mark Holcombe
                                         ---------------------------------------
                                     By: Mark Holcombe
                                         (Chief Executive Officer, Chief
                                         Financial Officer, Principal Accounting
                                         Officer, President, Secretary,
                                         Treasurer & Sole Director)