Form 10-Q
period 2013-05-31
Trident Brands Inc
filed 2013-07-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

                        Commission file number 000-53707


                           TRIDENT BRANDS INCORPORATED
             (Exact name of registrant as specified in its charter)

                            SANDFIELD VENTURES CORP.
                           (Former name of registrant)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 shares as of July 15, 2013

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended May 31, 2013 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                   (unaudited)           (audited)
                                                                      As of                As of
                                                                  May 31, 2013       November 30, 2012
                                                                  ------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $      310           $    4,503
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                      310                4,503
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $      310           $    4,503
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    2,365           $    4,800
  Loan Payable - Related Party                                         30,873                5,000
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              33,237                9,800
                                                                   ----------           ----------

      TOTAL LIABILITIES                                                33,237                9,800
                                                                   ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 7,000,000 shares issued and outstanding
   as of May 31, 2013 and November 30, 2012                             7,000                7,000
  Additional paid-in capital                                           68,000               68,000
  Deficit accumulated during exploration stage                       (107,927)             (80,297)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (32,927)              (5,297)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $      310           $    4,503
                                                                   ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                             November 5, 2007
                                           Three Months     Three Months      Six Months       Six Months      (inception)
                                              Ended            Ended            Ended            Ended           through
                                           May 31, 2013     May 31, 2012     May 31, 2013     May 31, 2012     May 31, 2013
                                           ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                                  $       --       $       --       $       --       $       --       $       --
                                            ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                      --               --               --               --               --

Professional Fees                                3,745            1,600            6,745            4,600           44,245
Mineral Expenditures                                --               --               --               --           24,540
General & Administrative Expenses               20,742            1,925           20,885            2,505           39,942
Rent - Related Party                                --            1,500               --            3,000           19,200
Interest Expense                                    --              352               --              700            1,281
                                            ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (24,487)          (5,377)         (27,630)         (10,805)        (129,208)

OTHER INCOME (EXPENSES)
  Other Income
  Gain on Note Payable Forgiveness                  --               --               --               --           21,281
                                            ----------       ----------       ----------       ----------       ----------
TOTAL OTHER INCOME (EXPENSES)                       --               --               --               --           21,281
                                            ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                           $  (24,487)      $   (5,377)      $  (27,630)      $  (10,805)      $ (107,927)
                                            ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE              $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                            ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   7,000,000        7,000,000        7,000,000        7,000,000
                                            ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         November 5, 2007
                                                                  Six Months           Six Months          (inception)
                                                                    Ended                Ended               through
                                                                 May 31, 2013         May 31, 2012         May 31, 2013
                                                                 ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (27,630)          $  (10,805)          $ (107,927)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

 Changes in operating assets and liabilities:
   Pre-paid Rent                                                          --                3,000                   --
   Accounts Payable and Accrued Liabilities                           (2,435)               5,240                2,365
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (30,065)              (2,565)            (105,562)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        25,873                   --               30,873
  Issuance of common stock                                                --                   --               75,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         25,873                   --              105,873
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       (4,193)              (2,565)                 310

CASH AT BEGINNING OF PERIOD                                            4,503                3,597                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $      310           $    1,033           $      310
                                                                  ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2013
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trident Brands Incorporated, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of May 31, 2013, Trident has not generated revenues and has accumulated losses since inception. The continuation of Trident as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Trident's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of May 31, 2013, there is a loan payable due to Mark Holcombe, sole officer and director of the Company, for $30,873 that is non-interest bearing with no specific repayment terms.

NOTE 4. SUBSEQUENT EVENTS

Effective July 8, 2013 the Company changed its name from Sandfield Ventures Corp. to Trident Brands Incorporated.

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

We incurred operating expenses of $24,487 and $5,377 for the three months ended May 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through May 31, 2013 was
$107,927.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended May 31, 2013.

                    Balance Sheet Data:            5/31/13
                    -------------------            -------

                    Cash                          $    310
                    Total assets                  $    310
                    Total liabilities             $ 33,237
                    Shareholders' equity          $(32,927)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2013 was $310 with $33,237 in outstanding liabilities. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On June 12, 2013, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Trident Brands Incorporated, a Nevada corporation, to effect a name change from Sandfield Ventures Corp. to Trident Brands Incorporated. Our company remains the surviving company. Trident Brands Incorporated was formed solely for the change of name.

Articles of Merger to effect the merger and change of name were filed with the Nevada Secretary of State on June 21, 2013, with an effective date of July 8, 2013.

These amendments have been reviewed by the Financial Industry Regulatory Authority ("FINRA") and have been approved for filing with an effective date of July 8, 2013.

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on July 8, 2013 under the symbol "TDNT".

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

July 15, 2013            Trident Brands Incorporated


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)