Form 10-Q
period 2013-08-31
Trident Brands Inc
filed 2013-10-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

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

Large accelerated filer  [ ]                       Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,000,000 shares as of October 15, 2013

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2013 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                   (unaudited)          (audited)
                                                                      As of               As of
                                                                    August 31,         November 30,
                                                                      2013                 2012
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $      220           $    4,503
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                      220                4,503
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $      220           $    4,503
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payble                                                  $   12,146           $    4,800
  Loan Payable - Related Party                                         34,016                5,000
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              46,161                9,800
                                                                   ----------           ----------

      TOTAL LIABILITIES                                                46,161                9,800
                                                                   ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 28,000,000 shares issued and outstanding
   as of August 31, 2013 and November 30, 2012                         28,000               28,000
  Additional paid-in capital                                           47,000               47,000
  Deficit accumulated during development stage                       (120,941)             (80,297)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (45,941)              (5,297)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $      220           $    4,503
                                                                   ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                          November 5, 2007
                                          Three Months     Three Months    Nine Months      Nine Months     (inception)
                                             Ended            Ended           Ended            Ended         through
                                           August 31,       August 31,      August 31,       August 31,     August 31,
                                              2013             2012            2013             2012           2013
                                          ------------     ------------    ------------     ------------   ------------
REVENUES
  Revenues                                $         --     $         --    $         --     $         --   $         --
                                          ------------     ------------    ------------     ------------   ------------
TOTAL REVENUES                                      --               --              --               --             --

Professional Fees                                9,941            1,600          16,685            6,200         54,185
Mineral Expenditures                                --               --              --               --         24,540
General & Administrative Expenses                3,074            3,073          23,959            9,278         63,497
                                          ------------     ------------    ------------     ------------   ------------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES         13,014            4,673          40,644           15,478        142,222
                                          ------------     ------------    ------------     ------------   ------------
OTHER INCOME (EXPENSES)
  Gain on Note Payable Forgiveness                  --           21,281              --           21,281         21,281
                                          ------------     ------------    ------------     ------------   ------------
Total Other Income (Expenses)                       --           21,281              --           21,281         21,281
                                          ------------     ------------    ------------     ------------   ------------

Net Income (Loss)                         $    (13,014)    $     16,608    $    (40,644)    $      5,804   $   (120,941)
                                          ============     ============    ============     ============   ============

Basic earning (loss) per share            $      (0.00)   $       0.00     $      (0.00)   $       0.00
                                          ============    ============     ============    ============
Weighted average number of
 common shares outstanding                  28,000,000      28,000,000       28,000,000      28,000,000
                                          ============    ============     ============    ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       November 5, 2007
                                                               Nine Months          Nine Months          (inception)
                                                                  Ended                Ended               through
                                                                August 31,           August 31,           August 31,
                                                                   2013                 2012                 2013
                                                                ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $  (40,644)          $    5,804           $ (120,941)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                            --                5,000                   --
    Prepaid Rent                                                        --                4,500                   --
    Accounts Payable                                                 7,346                1,580               12,146
    Loan Payable - Related Party                                    29,016              (20,000)              34,016
    Accrued Liabilities                                                 --                 (348)                  --
                                                                ----------           ----------           ----------
          Net cash provided by (used in) operating activities       (4,283)              (3,465)             (74,780)

CASH FLOWS FROM INVESTING ACTIVITIES

          Net cash provided by (used in) investing activities           --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                   --               75,000
                                                                ----------           ----------           ----------
          Net cash provided by (used in) financing activities           --                   --               75,000
                                                                ----------           ----------           ----------

Net increase (decrease) in cash                                     (4,283)              (3,465)                 220

Cash at beginning of period                                          4,503                3,597                   --
                                                                ----------           ----------           ----------

Cash at end of period                                           $      220           $      133           $      220
                                                                ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $       --           $       --           $       --
                                                                ==========           ==========           ==========

  Income Taxes                                                  $       --           $       --           $       --
                                                                ==========           ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2013
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of August 31, 2013, Trident has not generated revenues and has accumulated losses since inception. The continuation of Trident as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Trident's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of August 31, 2013, there is a loan payable due to Mark Holcombe, sole officer and director of the Company, for $34,016 that is non-interest bearing with no specific repayment terms.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Starting August 1, 2013 the Company is paying a director $500 per month for use of office space and services.

NOTE 5. STOCK TRANSACTIONS

Effective July 30, 2013, our company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a four (4) new for one (1) old basis and, consequently, our authorized share capital shall increase from 75,000,000 to 300,000,000 common shares and our issued and outstanding common stock shall increase from 7,000,000 to 28,000,000 shares, all with a par value of $0.001.

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

GENERAL

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

Effective July 30, 2013, our company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a four (4) new for one (1) old basis and, consequently, our authorized share capital shall increase from 75,000,000 to 300,000,000 common shares and our issued and outstanding common stock shall increase from 7,000,000 to 28,000,000 shares, all with a par value of $0.001.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $13,014 and $4,673 for the three months ended August 31, 2013 and 2012, respectively. We incurred operating expenses of $40,544 and $15,478 for the nine months ended August 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through August 31, 2013 was $120,941.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended August 31, 2013.

                    Balance Sheet Data:            8/31/13
                    -------------------            -------

                    Cash                          $    220
                    Total assets                  $    220
                    Total liabilities             $ 46,161
                    Shareholders' equity          $(45,941)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2013 was $220 with $46,161 in outstanding liabilities. Of the liabilities there is a $34,016 note payable to our director for funds he has loaned the Company. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 15, 2013         Trident Brands Incorporated


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)