Form 10-K
period 2013-11-30
Trident Brands Inc
filed 2014-03-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 11, 2014, the registrant had 28,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 11, 2014.

                           TRIDENT BRANDS INCORPORATED
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      7
Item 1B.    Unresolved Staff Comments                                         8
Item 2.     Properties                                                        8
Item 3.     Legal Proceedings                                                 8
Item 4.     Mining Safety Disclosures                                         8

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 8
Item 6.     Selected Financial Data                                          10
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       12
Item 8.     Financial Statements                                             13
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         22
Item 9A(T). Controls and Procedures                                          22
Item 9B.    Other Information                                                23

                                    Part III

Item 10.    Directors, Executive Officers and Corporate Governance           24
Item 11.    Executive Compensation                                           25
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  27
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                            27
Item 14.    Principal Accountant Fees and Services                           27

                                     Part IV

Item 15.    Exhibits                                                         28

Signatures                                                                   28

                                     PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

You should read the following summary together with the more detailed business information and the financial statements and related notes that appear elsewhere in this report. In this report, unless the context otherwise denotes, references to "we", "us", "our", "Trident" and "Trident Brands" are to Trident Brands Incorporated.

Trident Brands Incorporated was incorporated in the State of Nevada on November 5, 2007 as Sandfield Ventures Corp. to engage in the acquisition, exploration and development of natural resource properties. The principal executive offices are located at Third Floor, Olde Towne Marina, Sandyport, Nassau, Bahamas. The telephone number is (888)593-0181.

We are a company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 28,000,000 common shares issued and outstanding as of November 30, 2013.

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

On August 1, 2013, the directors of Trident Brands Incorporated (the "Company") approved the adoption of a 2013 Stock Option Plan which permits the Company to issue up to 4,200,000 shares of its common stock to directors, officers, employees and consultants of the Company.

On December 23, 2013, the Company entered into a Deed of Assignment Agreement with Everlast World's Boxing Headquarters Corp., International Brand Management Limited, Sports Nutrition Products, Inc. and Manchester Capital, Inc. wherein Everlast, International Brand, Sports Nutrition and Manchester Capital are parties to a trade mark license and Sports Nutrition, a New York corporation, has assigned its interest in the trade mark license to the Company.

Pursuant to the terms of the assignment agreement, Sports Nutrition assigns all of its rights, title, interest and benefit to the trade mark license to the Company effective December 23, 2013 and the Company will assume all of the obligations of Sports Nutrition under the license agreement through Sports Nutrition's wholly owned subsidiary, Sports Nutrition Products Inc., a Nevada corporation. The Company shall remain responsible to Everlast and International Brand for all acts and omissions of the subsidiary, Sports Nutrition Products Inc.

DESCRIPTION OF BUSINESS

Trident Brands brings together over 50 years of seasoned expertise in branded consumer products and corporate finance. The principals of Trident brands have experience in developing and commercializing consumer products, in global companies and specialty markets. Our purpose is to apply these capabilities in starting new product lines with specific competitive advantage. All of our product development will be built on the success formula:

     *    Extending established brands with existing equity
     * Delivering consumer benefit with unique technology or intellectual properties
     *    Targeting dynamic growth segments

Coupled with strategic capital investment, our focus is controlled investments in companies within the targeted segment/sectors. Our goal is to provide our shareholders with outstanding ROI through a portfolio of branded platforms.

Trident Brands is targeting the follow growth opportunities:

     *    Brand Licenses or Consolidated Licenses
     *    Consumer hard and soft goods
     *    Functional Food and Beverage
     *    Life Science technology that have applications in consumer products
     *    Natural and Organic food and beverage
     *    Intellectual Property and/or licenses in recognized brand platforms

INVESTMENT STRATEGY

Trident will seek to acquire majority and/or control positions through common and preferred equity, senior secured, unsecured, and convertible debt in organizations who meet our investment hurdles. Through our management and directors vast expertise in both the consumer branded segment and investment experience, we seek to provide our shareholders with near term value and liquidity. Through strategic investment and controlled organic growth, Trident Brands will seek to provide their investments with solid short and long term returns and yields.

The Company strategic objective is:

     *    Make strategic controlled investments in high growth companies
     *    Merge brands/business lines into larger multi-national Companies
     *    Build and grow strategic brands organically
     * Mitigate risk by creating a diverse portfolio of companies in the growth sectors listed above

COMPANIES & STRATEGIC PARTNERSHIPS

EVERLAST NUTRITION

Trident Brands finalized documentation to acquire Sports Nutrition Products Inc. the company has obtained a 25 year exclusive North American license for Everlast's functional and nutritional product brand segment from IBML (a worldwide leader in Brand licensing). This transaction closed in December 2013.

PRODUCT PRODUCTION

Trident Brands is currently in negotiations with vendors to outsource the manufacture of the products currently under the Everlast brand. These vendors would be responsible for the private label production of our products.

COMPETITION

Eventually, through acquisitions, Trident Brands plans to compete in multiple branded market segments. Through its wholly owned subsidiary Everlast Sports Nutrition, the first market segment Trident will be competing in is the nutritional product market. This market is highly competitive with many companies fighting for market share. The nutritional product market is one of the fastest growing markets in the world producing close to 32 billion dollars in revenue in 2012, and is projected to double, producing revenues exceeding 60 billion dollars by 2021 according to the Nutritional Business Journal. With the combination of high quality, scientifically designed products and the brand equity in the Everlast name, we are poised to take market share in the rapidly growing nutritional product market.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Trident Brands is compliant with all government regulations.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Trident Brands through its contracted third party manufactures, will have all necessary approvals for its products and services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Mark Holcombe. Mr. Holcombe currently devotes 4-8 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

ITEM 1A. RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY AND EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We anticipate that we will incur increased operating expenses without realizing any revenues. We recognize that if we are unable to generate significant revenues from development and production, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR TRIDENT BRANDS WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 4 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO COMPLETE AN AGREEMENT WITH A MANUFACTURER TO PRIVATE LABEL EVERLAST'S NUTRITIONAL PRODUCTS FOR THE COMPANY.

     Our ability to generate revenues and profits is dependent on our ability to finalize a partnership agreement with a vendor to produce the Everlast nutritional products for us. The failure to finalize an agreement would have an adverse effect on our ability to continue in business.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     Laws and regulations govern the production, distribution and sale of nutritional products. Amendments to current laws and regulations governing operations and activities of companies like ours or more stringent implementation thereof could have a substantial adverse impact on us. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new laws or regulations. Under certain circumstances, we may be required to suspend operating activities once they are started until a particular problem is remedied or to undertake other remedial actions.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mr. Mark Holcombe, our sole officer and director of the company, currently devotes approximately 4-8 hours per week providing management services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our director Mr. Holcombe currently provides us with office space at Third Floor, Olde Towne Marina, Nassau, Bahamas. The facilities include answering services, fax services, secretarial services, reception area and offices. Management believes the current premises are sufficient for its needs at this time. During the year ended November 30, 2013 we had accrued payable to Mr. Holcombe of $2,000 in rental fees.

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

ITEM 4. MINING SAFETY DISCLOSURES

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 8, 2013 our shares have been approved for trading under the symbol "TDNT". As of the date of this filing, there has been no active trading of our securities, and, therefore, no high and low bid pricing.

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

As of November 30, 2013, we have 28,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Of the 28,000,000 shares of common stock outstanding as of November 30, 2013, 12,000,000 shares are owned by Mark Holcombe, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder. Stock option plan?

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $55,563 and $18,848 for the years ended November 30, 2013 and 2012, respectively. These expenses consisted of $22,655 (11/30/13) and $7,800 (11/30/12) in professional fees, $30,908 (11/30/13) and
$5,314 (11/30/12) in general and administrative expenses, $2,000 (11/30/13) and $4,800 (11/30/12) in rent and $0 (11/30/13) and $933 (11/30/12) in interest expense. During the year ended November 30, 2013 we realized a Gain on Foreign Exchange of $123 and during the year ended November 30, 2012 we realized a Gain on Note Payable Forgiveness of $21,281.

Our net loss from inception (November 5, 2007) through November 30, 2013 was $135,738.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the years ended November 30, 2013 and 2012.

           Balance Sheet Data:           11/30/13           11/30/12
           -------------------           --------           --------

           Cash                          $    131           $  4,503
           Total assets                  $    131           $  4,503
           Total liabilities             $ 60,868           $  9,800
           Shareholders' equity          $(60,738)          $ (5,297)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2013 was $131. Management believes the current funds available to the company and loans from our director will fund our operations for the next twelve months. We are a development stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from November 5, 2007 (date of inception) to November 30, 2013 and generated a net loss of $135,738. This condition raises substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATION

Our objective is the creation of value through strategic investments high growth early stage consumer brands businesses. We intend to focus on control investments in companies within the segment/sectors which are currently experiencing long term growth. Our goal is to provide our shareholders with private equity like returns through strategic investments in multiple branded platforms. The platforms we will be focusing on are:

     *    Brand Licenses or Consolidated Licenses
     *    Consumer hard and soft goods
     *    Functional Food and Beverage
     *    Life Science technology that have applications in consumer products
     * Natural and Organic food and beverage Intellectual Property and/or licenses in recognized brand platforms

INVESTMENT STRATEGY

Trident will seek to acquire majority and/or control positions through common and preferred equity, senior secured, unsecured, and convertible debt in organizations who meet our investment hurdles. Through our management and directors vast expertise in both the consumer branded segment and investment experience, we seek to provide our shareholders with near term value and liquidity. Through strategic investment and controlled organic growth, Trident Brands will seek to provide their investments with solid short and long term returns and yields.

The Company strategic objective is:

     *    Make strategic controlled investments in high growth companies
     *    Merge brands/business lines into larger multi-national Companies

     *    Build and grow strategic brands organically
     * Mitigate risk by creating a diverse portfolio of companies in the growth sectors listed above.

COMPANIES & STRATEGIC PARTNERSHIPS

EVERLAST NUTRITION

Trident Brands finalized documentation to acquire Sports Nutrition Products Inc. the company has obtained a 25 year exclusive North American license for Everlast's functional and nutritional product brand segment from IBML (a worldwide leader in Brand licensing). This transaction closed in December 2013.

PRODUCT PRODUCTION

Trident Brands is currently in negotiations with vendors to outsource the manufacture of the products currently under the Everlast brand. These vendors would be responsible for the private label production of our products.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trident Brands Inc.

I have audited the accompanying balance sheets of Trident Brands Inc. (An Exploration Stage Company) as of November 30, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2013 and 2012 and for the period from November 5, 2007 (inception), to November 30, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trident Brands Inc., (An Exploration Stage Company) as of November 30, 2013 and 2012, and the results of its operations and cash flows for the years ended November 30, 2013 and 2012 and the period from November 5, 2007 (inception), to November 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ George Stewart
----------------------------------
Seattle, Washington
February 9, 2014

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                          As of                As of
                                                                       November 30,         November 30,
                                                                          2013                 2012
                                                                       ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $      131           $    4,503
                                                                       ----------           ----------
TOTAL CURRENT ASSETS                                                          131                4,503
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $      131           $    4,503
                                                                       ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                         11,385                4,800
  Loan Payble - Related Party                                              49,483                5,000
                                                                       ----------           ----------
TOTAL CURRENT LIABILITIES                                                  60,868                9,800
                                                                       ----------           ----------

      TOTAL LIABILITIES                                                    60,868                9,800
                                                                       ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 28,000,000 shares issued and outstanding as of
   November 30, 2013 and November 30, 2012                                 28,000               28,000
  Additional paid-in capital                                               47,000               47,000
  Deficit accumulated during exploration stage                           (135,738)             (80,297)
                                                                       ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                (60,738)              (5,297)
                                                                       ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $      131           $    4,503
                                                                       ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            November 5, 2007
                                                                                              (inception)
                                                  Year Ended             Year Ended             through
                                                 November 30,           November 30,          November 30,
                                                     2013                   2012                  2013
                                                 ------------           ------------          ------------
REVENUES
  Revenues                                       $         --           $         --          $         --
                                                 ------------           ------------          ------------
TOTAL REVENUES                                             --                     --                    --

Mineral Expenditures                                       --                     --                24,540
Professional Fees                                      22,655                  7,800                60,155
General & Administrative Expenses                      30,908                  5,314                49,965
Rent - Related Party                                    2,000                  4,800                21,200
Interest Expense                                           --                    933                 1,281
                                                 ------------           ------------          ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                55,563                 18,848               157,142
                                                 ------------           ------------          ------------
OTHER INCOME (EXPENSES)
  Other Income
  Gain on Note Payable Forgiveness                         --                 21,281                21,281
  Gain on Foreign Exchange                                123                     --                   123
                                                 ------------           ------------          ------------
TOTAL OTHER INCOME (EXPENSES)                             123                 21,281                21,404
                                                 ------------           ------------          ------------

NET INCOME (LOSS)                                $    (55,441)          $      2,434          $   (135,738)
                                                 ============           ============          ============

BASIC EARNING (LOSS) PER SHARE                   $      (0.00)         $       0.00
                                                 ============          ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         28,000,000             28,000,000
                                                 ============          ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 5, 2007 (Inception) through November 30, 2013
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common        Additional     During
                                                  Common         Stock          Paid-in     Exploration
                                                  Stock          Amount         Capital        Stage           Total
                                                  -----          ------         -------        -----           -----
BALANCE, NOVEMBER 5, 2007                             --        $     --       $     --     $       --       $      --


Stock issued for cash on November 5, 2007
 @ $0.00125 per share                         12,000,000          12,000          3,000                         15,000

Net loss, November 30, 2007                                                                       (690)           (690)
                                             -----------        --------       --------     ----------       ---------
BALANCE, NOVEMBER 30, 2007                    12,000,000          12,000          3,000           (690)         14,310
                                             ===========        ========       ========     ==========       =========
Stock issued for cash on July 23, 2008
 @  0.00375 per share                         16,000,000          16,000         44,000                         60,000

Net loss, November 30, 2008                                                                    (27,885)        (27,885)
                                             -----------        --------       --------     ----------       ---------
BALANCE, NOVEMBER 30, 2008                    28,000,000          28,000         47,000        (28,575)         46,425
                                             ===========        ========       ========     ==========       =========
Net loss, November 30, 2009                                                                    (22,588)        (22,588)
                                             -----------        --------       --------     ----------       ---------
BALANCE, NOVEMBER 30, 2009                    28,000,000          28,000         47,000        (51,163)         23,837
                                             ===========        ========       ========     ==========       =========
Net loss, November 30, 2010                                                                    (14,801)        (14,801)
                                             -----------        --------       --------     ----------       ---------
BALANCE, NOVEMBER 30, 2010                    28,000,000          28,000         47,000        (65,964)          9,036
                                             ===========        ========       ========     ==========       =========
Net loss, November 30, 2011                                                                    (16,767)        (16,767)
                                             -----------        --------       --------     ----------       ---------
BALANCE, NOVEMBER 30, 2011                    28,000,000          28,000         47,000        (82,731)         (7,731)
                                             ===========        ========       ========     ==========       =========
Net loss, November 30, 2012                                                                      2,434           2,434
                                             -----------        --------       --------     ----------       ---------
BALANCE, NOVEMBER 30, 2012                    28,000,000          28,000         47,000        (80,297)         (5,297)
                                             ===========        ========       ========     ==========       =========
Net loss, November 30, 2013                                                                    (55,441)        (55,441)
                                             -----------        --------       --------     ----------       ---------

BALANCE, NOVEMBER 30, 2013                    28,000,000        $ 28,000       $ 47,000     $ (135,738)      $ (60,738)
                                             ===========        ========       ========     ==========       =========

Note: On July 30, 2013 the Company effected a 4 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for four post-split shares of common stock. These forward splits have been retro-actively applied to all previous periods.


                       See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        November 5, 2007
                                                                                                          (inception)
                                                                 Year Ended           Year Ended            through
                                                                November 30,         November 30,         November 30,
                                                                    2013                 2012                 2013
                                                                 ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $  (55,441)          $    2,434           $ (135,738)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                             --                5,000                   --
    Pre-paid Rent                                                        --                4,800                   --
    Accounts Payable and Accrued Liabilities                          6,585                3,672               11,385
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (48,856)              15,906             (124,353)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payble                                                            --              (20,000)                  --
  Loan Payble - Related Party                                        44,483                5,000               49,483
  Issuance of common stock                                               --                   --               75,000
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        44,483              (15,000)             124,483
                                                                 ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                      (4,372)                 906                  131

CASH AT BEGINNING OF YEAR                                             4,503                3,597                   --
                                                                 ----------           ----------           ----------

CASH AT END OF YEAR                                              $      131           $    4,503           $      131
                                                                 ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $       --           $       --           $       --
                                                                 ==========           ==========           ==========

  Income Taxes                                                   $       --           $       --           $       --
                                                                 ==========           ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2013
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) (the Company) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and has completed the first two stages of its exploration program.

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

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2013
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 5, 2007 (date of inception) to November 30, 2013 and generated a net loss of $135,738. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses, however, management believes that the company's current cash of $131 is insufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2013
--------------------------------------------------------------------------------

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2009 and August 31, 2009 and the month of September 2012 the Company paid a director $300 per month for use of office space and services. Between September 1, 2009 and August 31, 2012 and August 1, 2013 and November 30, 2013 the Company paid a director $500 per month for use of office space and services.

As of November 30, 2013, there is a loan payable due to Mark Holcombe, sole officer and director of the Company, for $49,483 that is non-interest bearing with no specific repayment terms.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES

                                                      As of November 30, 2013
                                                      -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                        $ 135,738
       Tax rate                                                      34%
                                                              ---------
     Gross deferred tax assets                                   47,508
     Valuation allowance                                        (47,508)
                                                              ---------

     Net deferred tax assets                                  $       0
                                                              =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of November 30, 2013, the Company has a net operating loss carryforward of approximately $135,738. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2013
--------------------------------------------------------------------------------

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

On July 30, 2013, the Company effected a 4 for 1 forward split of its share capital such that every one share of common stock to the split was exchanged for four post-split shares of common stock. As of November 30, 2013, the Company had 28,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2013:

Common stock, $ 0.001 par value: 300,000,000 shares authorized; 28,000,000 shares issued and outstanding.

NOTE 11. SUBSEQUENT EVENTS

On December 23, 2013, the Company entered into a Deed of Assignment Agreement with Everlast World's Boxing Headquarters Corp., International Brand Management Limited, Sports Nutrition Products, Inc. and Manchester Capital, Inc. wherein Everlast, International Brand, Sports Nutrition and Manchester Capital are parties to a trade mark license and Sports Nutrition, a New York corporation, has assigned its interest in the trade mark license to the Company.

Pursuant to the terms of the assignment agreement, Sports Nutrition assigns all of its rights, title, interest and benefit to the trade mark license to the Company effective December 23, 2013 and the Company will assume all of the obligations of Sports Nutrition under the license agreement through Sports Nutrition's wholly owned subsidiary, Sports Nutrition Products Inc., a Nevada corporation. The Company shall remain responsible to Everlast and International Brand for all acts and omissions of the subsidiary, Sports Nutrition Products Inc.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officer and director of Trident Brands, whose one year term will expire 12/31/14, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address      Age      Position      Date First Elected     Term Expires
--------------      ---      --------      ------------------     ------------

Mark Holcombe       42       President,        11/05/07             12/31/14
Third Floor                  Secretary,
Olde Towne Marina            Treasurer,
Sandyport, Nassau,           CFO, CEO &
Bahamas SP-63777             Director

The foregoing person is a promoter of Trident Brands, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Holcombe currently devotes 4-8 hours per week to company matters. He devotes as much time as the board of directors deems necessary to manage the affairs of the company.

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

BACKGROUND INFORMATION

MARK HOLCOMBE has been the President, Secretary, Treasurer and a Director of Trident Brands since inception.

Mr. Mark Holcombe is experienced in corporate and investment banking, corporate development and asset management. Mr. Holcombe has over 23 years of banking and corporate finance experience. He has significant experience in M&A advisory, corporate restructurings and public and private debt and equity financings. Currently, Mr. Holcombe is Managing Partner of Stirling Partners (Bahamas) Ltd.

Formerly, he was a Senior Advisor to Providence Advisors Limited, Managing Director and Head of Asset Management for Madison Williams Holdings, LLC in NYC and Head of Corporate Development/Private Equity of GEM Global Equities Management S.A. Also, He has worked as a senior investment banker at Global Hunter Securities, Donaldson, Lufkin and Jenrette, Gleacher NatWest/NatWest Markets, and ING Capital. Mr. Holcombe presently serves as a Director of Asante Gold ("ASE"). Mr. Holcombe holds a B.A. from Colgate University and graduated from the Chemical Bank Corporate Finance Analyst Training Program. (Global Bank Credit Training Program).

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mark            2013     0         0           0            0          0            0             0         0
Holcombe,       2012     0         0           0            0          0            0             0         0
Director        2011     0         0           0            0          0            0             0         0

There are no current employment agreements between the company and its executive officer.

On November 5, 2006, a total of 3,000,000 shares of common stock were issued to Mr. Holcombe in exchange for cash in the amount of $15,000 U.S., or $.005 per share. On July 30, 2013 the company effected a 4 for 1 split of its common stock resulting in Mr. Holcombe owning 12,000,000 shares of common stock. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Holcombe currently devotes approximately 4-8 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Trident Brands voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

     Name of Beneficial                  No. of            Percentage
        Owner (1)                        Shares           of Ownership
        ---------                        ------           ------------

     Mark Holcombe                     12,000,000              42%

     All Officers and
      Directors as a Group             12,000,000              42%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such term under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Our director Mr. Holcombe currently provides us with office space at Third Floor, Olde Towne Marina, Sandyport, Nassau, Bahamas. The facilities include answering services, fax services, secretarial services, reception area and offices. During the year ended November 30, 2013 we accrued $2,000 in rental fees due to Mr. Holcombe.

On November 5, 2007, a total of 3,000,000 shares of Common Stock were issued to Mr. Holcombe in exchange for $15,000 US, or $.005 per share. On July 30, 2013 the company effected a 4 for 1 split of its common stock resulting in Mr. Holcombe owning 12,000,000 shares of common stock. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

We currently do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $7,300, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2013.

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

March 14, 2014                           Trident Brands Incorporated, Registrant


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