Form 10-Q
period 2014-02-28
Trident Brands Inc
filed 2014-04-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,000,000 shares as of April 14, 2014

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended February 28, 2014 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      As of                As of
                                                                   February 28,         November 30,
                                                                      2014                 2013
                                                                   ----------           ----------
                                                                   (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    1,418           $      131
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                    1,418                  131
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $    1,418           $      131
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    5,770           $   11,385
  Loan Payable - Related Party                                         62,276               49,483
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              68,046               60,868
                                                                   ----------           ----------

      TOTAL LIABILITIES                                                68,046               60,868
                                                                   ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 28,000,000 shares issued and outstanding
   as of February 28, 2014 and November 30, 2013                       28,000               28,000
  Additional paid-in capital                                           47,000               47,000
  Deficit accumulated during development stage                       (141,628)            (135,738)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (66,628)             (60,738)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    1,418           $      131
                                                                   ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             November 5, 2007
                                                 Three Months           Three Months           (inception)
                                                    Ended                  Ended                 through
                                                 February 28,           February 28,           February 28,
                                                     2014                   2013                   2014
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

Professional Fees                                       2,130                  3,000                 62,285
Mineral Expenditures                                       --                     --                 24,540
General & Administrative Expenses                       2,260                    143                 52,225
Rent - Related Party                                    1,500                     --                 22,700
Interest Expense                                           --                     --                  1,281
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 5,890                  3,143                163,032

OTHER INCOME (EXPENSES)
  Other Income
  Gain on Note Payable Forgiveness                         --                     --                    123
  Gain on Foreign Exchange                                 --                     --                 21,281
                                                 ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSES)                              --                     --                 21,404
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $     (5,890)          $     (3,143)          $   (141,628)
                                                 ============           ============           ============

BASIC EARNING (LOSS) PER SHARE                   $       0.00           $       0.00
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         28,000,000             28,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         November 5, 2007
                                                                 Three Months         Three Months         (inception)
                                                                    Ended                Ended               through
                                                                 February 28,         February 28,         February 28,
                                                                     2014                 2013                 2014
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   (5,890)          $   (3,143)          $ (141,628)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Pre-paid Rent                                                         --                   --                   --
    Accounts Payable and Accrued Liabilities                          (5,615)                (960)               5,770
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (11,505)              (4,103)            (135,858)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable                                                            --                   --                   --
  Loan Payable - Related Party                                        12,793                   --               62,276
  Issuance of Common Stock                                                --                   --               75,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         12,793                   --              137,276
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                        1,287               (4,103)               1,418

CASH AT BEGINNING OF PERIOD                                              131                4,503                   --
                                                                  ----------           ----------           ----------

CASH AT END OF YEAR                                               $    1,418           $      400           $    1,418
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2014


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trident Brands Incorporated, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of February 28, 2014, Trident has not generated revenues and has accumulated losses since inception. The continuation of Trident as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Trident's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of February 28, 2014, there is a loan payable due to Mark Holcombe, sole officer and director of the Company, for $62,276 that is non-interest bearing with no specific repayment terms.

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

We are a development stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $5,890 and $3,143 for the three months ended February 28, 2014 and 2013, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (November 5, 2007) through February 28, 2014 was $141,628.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended February 28, 2014.

                    Balance Sheet Data:            2/28/14
                    -------------------            -------

                    Cash                          $  1,418
                    Total assets                  $  1,418
                    Total liabilities             $ 68,046
                    Shareholders' equity          $(66,628)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2014 was $1,418 with $68,046 in outstanding liabilities. Of the liabilities there is a $62,276 note payable to a director for funds he has loaned the Company. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. Total expenditures over the next 12 months are expected to be approximately $20,000. Our director has verbally agreed to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are an development stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 14, 2014           Trident Brands Incorporated


                             /s/ Mark Holcombe
                             ---------------------------------------------------
                         By: Mark Holcombe
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)