Form 10-Q
period 2014-05-31
Trident Brands Inc
filed 2014-07-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2014

                        Commission file number 000-53707


                           TRIDENT BRANDS INCORPORATED
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                      200 South Executive Drive, Suite 101
                              Brookfield, WI 53005
          (Address of principal executive offices, including zip code)

                                 (262) 789-6689
                     (Telephone number, including area code)

                         Third Floor, Olde Towne Marina
                       Sandyport, Nassau, Bahamas SP-63777
       (Former Address of principal executive offices, including zip code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,000,000 shares as of July 10, 2014

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended May 31, 2014 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                  (unaudited)           (audited)
                                                                     As of                As of
                                                                  May 31, 2014       November 30, 2013
                                                                  ------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   75,867           $      131
  Prepaid                                                                 898                   --
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                   76,765                  131
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   76,765           $      131
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    1,815           $   11,385
  Accrued Liability                                                    21,333                   --
  Loan Payable - Related Party                                         56,776               49,483
  Loan Payable - Third Party                                          200,000                   --
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                             279,924               60,868
                                                                   ----------           ----------

      TOTAL LIABILITIES                                               279,924               60,868
                                                                   ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 28,000,000 shares issued and outstanding
   as of May 31, 2014 and November 30, 2013                            28,000               28,000
  Additional paid-in capital                                           47,000               47,000
  Deficit accumulated during exploration stage                       (278,159)            (135,738)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                           (203,159)             (60,738)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   76,765           $      131
                                                                   ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                       Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                             November 5, 2007
                                           Three Months     Three Months      Six Months       Six Months      (inception)
                                              Ended            Ended            Ended            Ended           through
                                           May 31, 2014     May 31, 2013     May 31, 2014     May 31, 2013     May 31, 2014
                                           ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                                 $         --     $         --     $         --     $         --     $         --
                                           ------------     ------------     ------------     ------------     ------------
TOTAL REVENUES                                       --               --               --               --               --

Professional Fees                                31,083            3,745           33,333            6,745           93,369
Mineral Expenditures                                 --               --               --               --           24,540
General & Administrative Expenses                 3,214           20,742            5,355           20,885           55,439
Marketing Expenses                               23,400               --           23,400               --           23,400
Management Salary                                14,000               --           14,000               --           14,000
Director's Fees                                  12,000               --           12,000               --           12,000
Rent - Related Party                              1,500               --            3,000               --           24,200
Interest Expense                                  1,333               --            1,333               --            2,615
                                           ------------     ------------     ------------     ------------     ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (86,531)         (24,487)         (92,421)         (27,630)        (249,563)

Other Income (Expenses)
  Royalty Fees                                  (50,000)              --          (50,000)              --          (50,000)
  Other Income                                       --               --              123
  Gain on Note Payable Forgiveness                   --               --               --               --           21,281
                                           ------------     ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSES)                   (50,000)              --          (50,000)              --          (28,596)
                                           ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                          $   (136,531)    $    (24,487)    $   (142,421)    $    (27,630)    $   (278,159)
                                           ============     ============     ============     ============     ============

BASIC EARNING (LOSS) PER SHARE             $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                           ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   28,000,000       28,000,000       28,000,000       28,000,000
                                           ============     ============     ============     ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                       Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                         November 5, 2007
                                                                  Six Months           Six Months          (inception)
                                                                    Ended                Ended               through
                                                                 May 31, 2014         May 31, 2013         May 31, 2014
                                                                 ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (142,421)          $  (27,630)          $ (278,159)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Pre-paid Rent                                                       (898)                  --                 (898)
    Accounts Payable and Accrued Liabilities                          11,763               (2,435)              23,148
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (131,556)             (30,065)            (255,909)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                         7,293               25,873               56,776
  Loan Payable - Third Party                                         200,000              200,000
  Issuance of common stock                                                --                   --               75,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        207,293               25,873              331,776
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       75,737               (4,193)              75,867

CASH AT BEGINNING OF PERIOD                                              131                4,503                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $   75,867           $      310           $   75,867
                                                                  ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2014
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trident Brands Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of May 31, 2014, Trident has not generated revenues and has accumulated losses since inception. The continuation of Trident as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Trident's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of May 31, 2014, there is a loan payable due to Mark Holcombe, sole officer and director of the Company, for $56,776 that is non-interest bearing with no specific repayment terms.

NOTE 4. LOAN PAYABLE - THIRD PARTY

On May 1, 2014, Trident obtained a short term loan of $200,000 from Rene Arseneault. The loan bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015. As of May 31, 2014, the full amount of the loan is outstanding and the accrued interest expense is $1,333.

NOTE 5. WARRANTS AND OPTIONS

On May 5, 2014, Trident granted an aggregate of 2,875,000 stock options to directors, officers, employees and consultants of the Company pursuant to Trident's 2013 Stock Plan. The stock options are exercisable for five years from the date of grant at exercise prices of $0.75 per share for shares vesting 12 months from the date of issuance, $1.00 per share for shares vesting 24 months from the date of issuance and $1.50 for shares vesting 36 months from the date of issuance. Of the 2,875,000 stock options granted, Trident granted 1,125,000 stock options to its president, Michael Brown; 300,000 stock options to each of its directors, Donald MacPhee, Scott Chapman, Mark Holcombe; 150,000 stock options to its controller, Peter Salvo; and 350,000 stock options to each of its special advisors, Robert Campbell and Karen Arsenault.

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

GENERAL

Trident Brands Incorporated was incorporated in the State of Nevada on November 5, 2007 as Sandfield Ventures Corp. to engage in the acquisition, exploration and development of natural resource properties. The principal executive offices are located at 200 South Executive Drive, Suite 101, Brookfield, WI 53005. The telephone number is (262)789-6689.

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

December 23, 2013, the Company entered into a Deed of Assignment Agreement with Everlast World's Boxing Headquarters Corp., International Brand Management & Licensing, Sports Nutrition Products, Inc. and Manchester Capital, Inc. wherein Everlast, International Brand, Sports Nutrition and Manchester Capital are parties to a trade mark license and Sports Nutrition, a New York corporation, has assigned its interest in the trade mark license to the Company.

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

We have a total of 300,000,000 authorized common shares with a par value of $0.001 per share and 28,000,000 common shares issued and outstanding as of May 31, 2014.

On May 5, 2014, Trident granted an aggregate of 2,875,000 stock options to directors, officers, employees and consultants of the Company pursuant to Trident's 2013 Stock Plan. The stock options are exercisable for five years from the date of grant at exercise prices of $0.75 per share for shares vesting 12 months from the date of issuance, $1.00 per share for shares vesting 24 months from the date of issuance and $1.50 for shares vesting 36 months from the date of issuance. Of the 2,875,000 stock options granted, Trident granted 1,125,000 stock options to its president, Michael Brown; 300,000 stock options to each of its directors, Donald MacPhee, Scott Chapman, Mark Holcombe; 150,000 stock options to its controller, Peter Salvo; and 350,000 stock options to each of its special advisors, Robert Campbell and Karen Arsenault.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $136,531 and $24,487 for the three months ended May 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $142,421 and $27,630 for the six months ended May 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Our net loss from inception (November 5, 2007) through May 31, 2014 was $278,159.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended May 31, 2014.

                    Balance Sheet Data:            5/31/14
                    -------------------            -------

                    Cash                          $  75,867
                    Total assets                  $  76,765
                    Total liabilities             $ 279,924
                    Shareholders' equity          $(203,159)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2014 was $75,867 with $279,924 in outstanding liabilities. Of the liabilities there is a $56,776 note payable to Mark Holcombe, a director, for funds he has loaned the Company and a short term loan of $200,000 from Rene Arseneault. The loan bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015. As of May 31, 2014, the full amount of the loan is outstanding and the accrued interest expense is $1,333.

Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. The company is currently exploring bridge financing options. We are a development stage company and have generated no revenue to date.

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

COMPANIES & STRATEGIC PARTNERSHIPS

EVERLAST NUTRITION

Trident Brands finalized documentation to acquire Sports Nutrition Products Inc. the company has obtained a 15 year exclusive North American license for Everlast's functional and nutritional product brand segment from IBML (a worldwide leader in Brand licensing). This transaction closed in December 2013.

PRODUCT PRODUCTION

Trident Brands is currently in negotiations with vendors to outsource the manufacture of the products currently under the Everlast brand. These vendors would be responsible for the private label production of our products.

PRODUCT DEVELOPMENT

On May 5, 2014, Trident Brands Incorporated (the "Company") entered into a Product Development Agreement with Continental Ingredients Canada Inc. ("Continental Ingredients") with respect to the Company's plan to commercialize nutritional supplements and functional food and beverage products for sales in North America (the "Agreement").

Under the Agreement the Company has engaged Continental Ingredients on an exclusive basis to provide services for the development, manufacture and supply of the Company's products for a period of five years commencing on May 5, 2014 and ending on May 5, 2019, such term to renew automatically for a further 12 months unless either party delivers written termination notice six months prior to the expiration of the initial term or renewal period.

Continental Ingredients will submit for approval by the Company, proposals for the production of any products. Once product specifications have been approved by the Company, the parties will enter into separate production agreements for the manufacturing, pricing and distribution of the products (the "Production

Agreements"). The pricing of the products under the Production Agreements will result in a gross margin to Continental Ingredients of between 20 to 30 percent, as more particularly described in the Agreement.

The Company will remain the sole owner or licensee of all intellectual property rights associated with the products.

On May 5, 2014, the Company appointed Robert Campbell and Karen Arsenault as special advisors.

ROBERT CAMPBELL - SPECIAL ADVISOR

Rob Campbell is a seasoned food and beverage industry professional. He is the Co-Founder of Continental Ingredients, based in Oakville, Ontario, a major food ingredient manufacturer and distributor. Rob holds a B.A., Business from Western University. He will be advising the Company on opportunities in the North American food and beverage industry.

KAREN ARSENAULT - SPECIAL ADVISOR

Karen Arsenault has been involved in the food and beverage industry in a financial capacity for over 25 years. She is currently the VP Finance at Continental Ingredients and has previously held senior finance positions at Ontario Pork Producers and Canada Malting. Karen is a Certified Management Accountant and will provide guidance to the Company on the financial implications of opportunities it will be pursuing.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.                       Description
-----------                       -----------

    3.1        Articles of Incorporation*
    3.2        Bylaws*
   31.1        Sec. 302 Certification of Chief Executive Officer
   31.2        Sec. 302 Certification of Chief Financial Officer
   32.1        Sec. 906 Certification of Chief Executive Officer
   32.2        Sec. 906 Certification of Chief Financial Officer
   101         Interactive data files pursuant to Rule 405 of Regulation S-T.

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

July 10, 2014             Trident Brands Incorporated


                              /s/ Mike Browne
                              --------------------------------------------------
                          By: Mike Browne
                              (President & Secretary)


                              /s/ Peter Salvo
                              --------------------------------------------------
                          By: Peter Salvo
                              (Controller)


                              /s/ Mark Holcombe
                              --------------------------------------------------
                          By: Mark Holcombe
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director &
                              Chairman of the Board)


                              /s/ Donald MacPhee
                              --------------------------------------------------
                          By: Donald MacPhee
                              (Director)


                              /s/ Scott Chapman
                              --------------------------------------------------
                          By: Scott Chapman
                              (Director)