Form 10-Q
period 2014-08-31
Trident Brands Inc
filed 2014-10-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

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

                                  (262)789-6689
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,000,000 shares as of October 13, 2014

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2014 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                  (unaudited)           (audited)
                                                                     As of                As of
                                                                   August 31,          November 30,
                                                                      2014                 2013
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   34,315           $      131
  Prepaid                                                               1,049                   --
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                   35,364                  131
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   35,364           $      131
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $   15,159           $   11,385
  Accrued Liability                                                    26,215                   --
  Loan Payable - Related Party                                         41,776               49,483
  Loan Payable - Third Party                                          300,000                   --
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                             383,150               60,868
                                                                   ----------           ----------

      TOTAL LIABILITIES                                               383,150               60,868
                                                                   ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 28,000,000 shares issued and outstanding
   as of May 31, 2014 and November 30, 2013                            28,000               28,000
  Additional paid-in capital                                           47,000               47,000
  Deficit accumulated during exploration stage                       (422,785)            (135,738)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                           (347,785)             (60,738)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   35,364           $      131
                                                                   ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                       Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                            November 5, 2007
                                           Three Months     Three Months     Nine Months      Nine Months     (inception)
                                              Ended            Ended            Ended            Ended          through
                                            August 31,       August 31,       August 31,       August 31,      August 31,
                                               2014             2013             2014             2013            2014
                                           ------------     ------------     ------------     ------------    ------------
REVENUES
  Revenues                                 $         --     $         --     $         --     $         --    $         --
                                           ------------     ------------     ------------     ------------    ------------
TOTAL REVENUES                                       --               --               --               --              --

Professional Fees                                34,599            9,941           67,932           16,685         128,087
Mineral Expenditures                                 --               --               --               --          24,540
General & Administrative Expenses                 7,293            2,574           12,648           23,459          63,895
Marketing, Selling & Warehousing Expenses        26,357               --           49,757               --          49,757
Management Salary                                21,000               --           35,000               --          35,000
Director's Fees                                  18,000               --           30,000               --          30,000
Rent                                              2,496              500            5,496              500          26,696
Interest Expense                                  4,882               --            6,215               --           6,215
                                           ------------     ------------     ------------     ------------    ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (114,627)         (13,014)        (207,047)         (40,644)       (364,190)

OTHER INCOME (EXPENSES)
  Royalty Fees                                  (30,000)              --          (80,000)              --         (80,000)
  Other Income                                       --               --               --               --             123
  Gain on Note Payable Forgiveness                   --               --               --               --          21,281
                                           ------------     ------------     ------------     ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                   (30,000)              --          (80,000)              --         (58,596)
                                           ------------     ------------     ------------     ------------    ------------

NET INCOME (LOSS)                          $   (144,627)    $    (13,014)    $   (287,047)    $    (40,644)   $   (422,786)
                                           ============     ============     ============     ============    ============

BASIC EARNING (LOSS) PER SHARE             $      (0.00)    $      (0.00)    $      (0.01)    $      (0.00)
                                           ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   28,000,000       28,000,000       28,000,000       28,000,000
                                           ============     ============     ============     ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                       Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                          November 5, 2007
                                                                   Nine Months          Nine Months         (inception)
                                                                     Ended                Ended               through
                                                                   August 31,           August 31,           August 31,
                                                                      2014                 2013                 2014
                                                                   ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (287,047)          $  (40,644)          $ (422,786)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Pre-paid & Deposits                                                (1,049)                  --               (1,049)
    Accounts Payable and Accrued Liabilities                           29,989                7,346               41,373
                                                                   ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (258,108)             (33,298)            (382,461)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                         (7,707)              29,016               41,776
  Loan Payable - Third Party                                          300,000              300,000
  Issuance of common stock                                                 --                   --               75,000
                                                                   ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         292,293               29,016              416,776
                                                                   ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                        34,185               (4,283)              34,315

CASH AT BEGINNING OF PERIOD                                               131                4,503                   --
                                                                   ----------           ----------           ----------

CASH AT END OF PERIOD                                              $   34,315           $      220           $   34,315
                                                                   ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $       --           $       --           $       --
                                                                   ==========           ==========           ==========

  Income Taxes                                                     $       --           $       --           $       --
                                                                   ==========           ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2014


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

NOTE 2. GOING CONCERN

As of August 31, 2014, Trident has not generated revenues and has accumulated losses since inception. The continuation of Trident as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Trident's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of August 31, 2014, there is a loan payable due to Mark Holcombe, sole officer and director of the Company, for $41,776 that is non-interest bearing with no specific repayment terms.

NOTE 4. LOAN PAYABLE - THIRD PARTY

On July 21, 2014, Trident obtained an additional short term loan of $100,000 from 1169822 Ontario Limited. The loan bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on June 21, 2015. As of August 31, 2014, the full amount of the loan is outstanding and the accrued interest expense is $882. The short term loan of $200,000 from Rene Arseneault obtained on May 1, 2014 is still outstanding and the accrued interest expense is $5,333.

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

OUR CORPORATE HISTORY AND BACKGROUND

Sandfield Ventures Corp. was incorporated in the state of Nevada in 2007. Its primary business was resource exploration in that state. Management of our company decided to take on a new direction for the business. The new strategy is to focus on consumer goods - primarily branded nutrition products and ingredients. On June 12, 2013 the Board of Directors approved an agreement and plan of merger with a wholly-owned subsidiary called Trident Brands Incorporated. At that point it affected the name change from Sandfield Ventures Corp. to Trident Brands Incorporated.

On July 9, 2013, our company's board of directors approved a resolution to effect a 4 for 1 forward split. Upon effect of the forward split, our authorized capital increased from 75,000,000 to 300,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will be increased from 7,000,000 to 28,000,000 shares of common stock, all with a par value of $0.001

On August 1, 2013, our directors approved the adoption of a 2013 Stock Option Plan which permits us to issue up to 4,200,000 shares of its common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

On December 23, 2013, we took on an agreement with Everlast World's Boxing Headquarters Corp., International Brand Management & Licensing. Through this agreement, we received a 15 year license to market and sell products in the nutritional foods and supplements category under the Everlast(R) brand. Trident's licensing agreement enables it to introduce a portfolio of nutritional products in categories such as supplements and functional foods using this brand mark.

Effective March 21, 2014, we appointed the following individuals as officers and directors:

     * Donald MacPhee was appointed to our Board of Directors, Chairman of the Audit Committee and as a member of the Corporate Governance Committee.

     * Scott Chapman was appointed to our Board of Directors, Chairman of the Corporate Governance Committee, member of the Audit Committee and member of the Compensation Committee.
     * Michael Browne was appointed as our President, Chief Financial Officer, Treasurer and Secretary.
     *    Peter Salvo was appointed as our Controller.

Mark Holcombe resigned as Chief Executive Officer, President, Secretary and Treasurer, and has been appointed as Chairman of the Board of Directors and Chairman of the Compensation Committee. Mr. Holcombe's resignation as Chief Executive Officer, President, Secretary and Treasurer was not the result of any disagreement with our company regarding its operations, policies, practices or otherwise.

On May 5, 2014, we entered into a Product Development Agreement with Continental Ingredients Canada Inc. with respect to our plan to commercialize nutritional supplements and functional food and beverage products for sales in North America.

Under the Agreement, we have engaged Continental Ingredients on an exclusive basis to provide services for the development, manufacturing and supply of our products for a period of five years commencing on May 5, 2014 and ending on May 5, 2019, such term to renew automatically for a further 12 months unless either party delivers written termination notice six months prior to the expiration of the initial term or renewal period.

On May 5, 2014, we appointed Robert Campbell and Karen Arseneault as special advisors.

Also on May 5, 2014, we granted an aggregate of 2,875,000 stock options to directors, officers, employees and consultants of our company pursuant to our 2013 Stock Plan. The stock options are exercisable for five years from the date of grant at exercise prices of $0.75 per share for shares vesting 12 months from the date of issuance, $1.00 per share for shares vesting 24 months from the date of issuance and $1.50 for shares vesting 36 months from the date of issuance. Of the 2,875,000 stock options granted, we granted:

     1. 1,125,000 stock options to our President, Chief Financial Officer, Treasurer and Secretary, Michael Browne;

     2. 300,000 stock options to each of our directors, Donald MacPhee, Scott Chapman, Mark Holcombe;

     3.   150,000 stock options to its controller, Peter Salvo; and

     4. 350,000 stock options to each of our special advisors, Robert Campbell and Karen Arseneault.

Our administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005. Our fiscal year end is November 30.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $144,627 and $13,014 for the three months ended August 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $287,047 and $40,644 for the nine months ended August 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission. Our net loss from inception (November 5, 2007) through August 31, 2014 was $422,786.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended August 31, 2014.

                Balance Sheet Data:            8/31/14
                -------------------            -------

                Cash                          $  34,315
                Total assets                  $  35,364
                Total liabilities             $ 383,150
                Shareholders' equity          $(347,785)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2014 was $34,315 with $383,150 in outstanding liabilities. Of the liabilities there is a $41,776 note payable to Mark Holcombe, a director, for funds he has loaned the Company.

We also have two short term loans. The first of $200,000 from Rene Arseneault, which bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015. As of August 31, 2014, the full amount of the loan is outstanding and the accrued interest expense is $5,333.

The second of $100,000 from 1169822 Ontario Limited, which bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on June 21, 2015. As of August 31, 2014, the full amount of the loan is outstanding and the accrued interest expense is $882.

Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. The company is currently exploring bridge financing options. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

CASH REQUIREMENTS

Over the next 12 months we intend to carry on business as a food and nutrition product company. We anticipate that we will incur the following operating expenses during this period:

          Estimated Funding Required During the Next 12 Months

                   Expense                              Amount ($)
                   -------                              ----------

         Professional fees                               156,000
         Rent                                              9,600
         Sales, Travel and Marketing                     280,000
         Other general administrative expenses            60,000
         Royalty obligations(1)                          177,500
                                                        --------
         Total                                          $683,100
                                                        ========

----------
(1) Due to the Trade Mark License Agreement of June 4, 2013 that was assigned to us in the assignment Agreement dated December 23, 2013.

We will require funds of approximately $683,100 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

GOING CONCERN

There is significant doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $422,786 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 13, 2014                        Trident Brands Incorporated


                                            /s/ Mike Browne
                                            ------------------------------------
                                        By: Mike Browne
                                            (President, Chief Financial Officer,
                                            Chief Executive Officer,
                                            Treasurer & Secretary)


                                            /s/ Peter Salvo
                                            ------------------------------------
                                        By: Peter Salvo
                                            (Controller)


                                            /s/ Mark Holcombe
                                            ------------------------------------
                                        By: Mark Holcombe
                                            (Director & Chairman of the Board)


                                            /s/ Donald MacPhee
                                            ------------------------------------
                                        By: Donald MacPhee
                                            (Director)


                                            /s/ Scott Chapman
                                            ------------------------------------
                                        By: Scott Chapman
                                            (Director)