Form 10-K
period 2014-11-30
Trident Brands Inc
filed 2015-03-02
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2014

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

                      200 South Executive Drive, Suite 101
                              Brookfield, WI 53005
               (Address of Principal Executive Offices & Zip Code)

                                 (262) 789-6689
                               (Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 2, 2015, the registrant had 28,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 2, 2015.

                           TRIDENT BRANDS INCORPORATED
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      8
Item 1B.    Unresolved Staff Comments                                        17
Item 2.     Properties                                                       17
Item 3.     Legal Proceedings                                                17
Item 4.     Mining Safety Disclosures                                        17

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                18
Item 6.     Selected Financial Data                                          20
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        20
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       24
Item 8.     Financial Statements                                             25
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         35
Item 9A(T). Controls and Procedures                                          35
Item 9B.    Other Information                                                36

                                    Part III

Item 10.    Directors, Executive Officers and Corporate Governance           37
Item 11.    Executive Compensation                                           42
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  44
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                            45
Item 14.    Principal Accountant Fees and Services                           47

                                     Part IV

Item 15.    Exhibits                                                         47

Signatures                                                                   48

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

The Company is in the development stage and has transitioned out of their shell status with the Super-8 filing at the end of August. Its activities to date have been limited to capital formation, organization, development of its business plan and development of their products for sale. Everlast Lean is now available for sale and next year should see a ramp-up of sales revenue. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 28,000,000 common shares issued and outstanding as of November 30, 2014.

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

PRODUCT PRODUCTION

Trident Brands has identified ingredient supply and contract packaging vendors for the manufacture of the products currently under the Everlast brand. These vendors would be responsible for the private label production of our products.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our officers and directors do not have written employment contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, which no options have been issued, there are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

Our only employee is our President, Chief Financial Officer, Treasurer and Secretary, Michael Browne. Mr. Browne currently devotes 100% of his time to the company. Mr. Browne entered into an employment contract with us beginning on March 18, 2014 for a term of one year. Pursuant to this contract, Mr. Browne is to act as our President. In exchange for his services to our company as President, we will compensate Mr. Browne with a base annual salary of $5,000 prior to the start of consumer sales, and $10,000 monthly thereafter. Additionally, Mr. Browne will receive the following equity options granted pursuant to our Stock Option Plan:

     1.   375,000 options at $0.75 vesting at 12 months

     2.   375,000 options at $1.00 vesting at 24 months; and

     3.   375,000 options at $1.50 vesting at 36 months.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this current report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations and, as at November 30, 2014, have incurred a net loss of $644,937 since our inception on November 5, 2007. Our business operations began in 2007 and have resulted in net losses in each year. We have generated only nominal revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations in the near future. Our profitability will require the successful commercialization and sales of our planned products. We may not be able to successfully achieve any of these requirements or ever become profitable.

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND INSUFFICIENT CASH RESOURCES TO MEET OUR BUSINESS OBJECTIVES, ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended November 30, 2014 and 2013 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the years ended November 30, 2014 and 2013, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

WE COULD FACE INTENSE COMPETITION, WHICH COULD RESULT IN LOWER REVENUES AND HIGHER EXPENDITURES AND COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Unless we keep pace with changing market demands, we could lose existing customers and fail to win new and retain any future customers. In order to compete effectively in the food and nutrition industry, we must continually design, develop implement and market new and/or enhanced products and strategies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace. Our strategy of expanding our food and nutrition business could adversely affect our business operations and financial condition.

Further, we expect to derive over a significant amount of revenue from our food and nutrition products, which are often non-standard, involve competitive bidding, and may produce volatility in earnings and revenue.

Our plan to pursue sales of our product in international markets may be limited by risks related to conditions in such markets.

WE ARE GOVERNED BY ONLY THREE PERSONS SERVING AS DIRECTORS AND OFFICERS WHICH MAY LEAD TO FAULTY CORPORATE GOVERNANCE.

We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

WE MUST ATTRACT AND MAINTAIN KEY PERSONNEL OR OUR BUSINESS WILL FAIL.

Success depends on the acquisition of key personnel. We will have to compete with other companies both within and outside the food and nutrition industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS DUE TO CHANGES IN GENERAL ECONOMIC CONDITIONS.

We anticipate requiring significant capital to fulfill our contractual obligations (as noted in our audited financial statements), continue development of our planned products to meet market evolution, and execute our business plan, generally. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED IF WE FAIL TO MANAGE OUR GROWTH OR CHANGE.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled professionals in the food and nutrition industry and adequate funds in a timely manner.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have achieved no revenues and have limited assets. There can be no assurance that we will ever operate profitably. We have a limited operating history. Our success is significantly dependent on the successful marketing and sales of our food and nutritional products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the uncertainties arising from the absence of a significant operating history. We may be unable to complete the marketing and implementation of our food and nutritional products and operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND WE MAY NOT BE PROFITABLE.

Our commercial success may depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

The patent positions of technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies' patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United

States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

IF WE ARE THE SUBJECT OF AN INTELLECTUAL PROPERTY INFRINGEMENT CLAIM, THE COST OF PARTICIPATING IN ANY LITIGATION COULD CAUSE US TO GO OUT OF BUSINESS.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

WE COULD LOSE OUR COMPETITIVE ADVANTAGES IF WE ARE NOT ABLE TO PROTECT ANY OUR FOOD AND NUTRITIONAL PRODUCTS AND INTELLECTUAL PROPERTY RIGHTS AGAINST INFRINGEMENT, AND ANY RELATED LITIGATION COULD BE TIME-CONSUMING AND COSTLY.

Our success and ability to compete depends to a significant degree on our license and the ability to use our food and nutritional products. If any of our competitor's copies or otherwise gains access to any of our competitive advantages or develops similar products independently, we would not be able to compete as effectively.

We also consider our assigned trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH OUR FUTURE BUSINESS RESULTS COULD BE HARMED AND OUR MANAGERIAL AND OPERATIONAL RESOURCES MAY BE STRAINED.

As we proceed with the commercialization of our technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

OUR SERVICES MAY BECOME OBSOLETE AND UNMARKETABLE IF WE ARE UNABLE TO RESPOND ADEQUATELY TO RAPIDLY CHANGING TECHNOLOGY AND CUSTOMER DEMANDS.

Our industry is characterized by rapid changes market demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to and anticipate market demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry or governmental standards.

OUR FAILURE TO APPROPRIATELY RESPOND TO CHANGING CONSUMER PREFERENCES AND DEMAND FOR NEW PRODUCTS OR PRODUCT ENHANCEMENTS COULD SIGNIFICANTLY HARM PRODUCT SALES AND HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Our business is subject to changing consumer trends and preferences, especially with respect to weight management products. Our success depends on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. The nutritional supplement industry is characterized by rapid and frequent changes in demand new product introductions and enhancements. Our failure to predict these trends could negatively impact consumer opinion of our products.

IF WE DO NOT INTRODUCE NEW PRODUCTS OR MAKE ENHANCEMENTS TO ADEQUATELY MEET THE CHANGING NEEDS OF OUR CUSTOMERS, SOME OF OUR PRODUCTS COULD FAIL IN THE MARKETPLACE, WHICH COULD NEGATIVELY IMPACT OUR REVENUES, FINANCIAL CONDITION AND OPERATING RESULTS.

The business of marketing weight management and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers.

For example, if our competitors develop other diet or weight management treatments that prove to be more effective than our products, demand for our products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us.

WE ARE AFFECTED BY LAWS AND GOVERNMENTAL REGULATIONS WITH POTENTIAL PENALTIES OR CLAIMS, WHICH COULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

The formulation, manufacturing, packaging, labeling, distribution, advertising, licensing, sale and storage of our products are affected by laws and governmental regulations.

New regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in loss of sales revenues. We are subject to FDA rules for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Trident has retained supply partners that implement a comprehensive quality assurance program designed to

If contract manufacturers fail to comply with the cGMPs, this could negatively impact Trident's reputation and ability to sell its products even though Trident is not directly liable under the cGMPs for such compliance.

SINCE WE RELY ON INDEPENDENT THIRD PARTIES FOR THE MANUFACTURE AND SUPPLY OF CERTAIN OF OUR PRODUCTS, IF THESE THIRD PARTIES FAIL TO RELIABLY SUPPLY PRODUCTS TO US AT REQUIRED LEVELS OF QUALITY AND WHICH ARE MANUFACTURED IN COMPLIANCE WITH APPLICABLE LAWS, THEN OUR FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED.

We cannot assure you that our outside contract manufacturers will continuously, reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA's cGMP regulations. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship or capacity constraints in future that could interrupt supply.

WE MAY INCUR MATERIAL PRODUCT LIABILITY CLAIMS, WHICH COULD INCREASE OUR COSTS AND HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Our products will consist of vitamins, minerals and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we may be subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future.

CREDIT RISK

On May 1, 2014, the Company obtained a short term loan of $200,000 from Rene Arseneault. The loan bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015. On July 21, 2014, the Company obtained another short term loan of $100,000 from 1169822 Ontario Limited. The loan bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on June 21, 2015. As of November 30, 2014, both short term loans are still outstanding. The accrued interest expense is $12,215 ($9,333 and $2,882 respectively).

Our company had $352 in cash at the end of November 30, 2014. Unless we are able to generate cash from the sale of product or obtains long term financing, we may not be able to fulfill its obligation to pay off the loan.

RISKS RELATING TO OWNERSHIP OF OUR SECURITIES

OUR STOCK PRICE MAY BE VOLATILE, WHICH MAY RESULT IN LOSSES TO OUR SHAREHOLDERS.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCQB quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

     *    variations in our operating results;
     * changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
     * changes in operating and stock price performance of other companies in our industry;
     *    additions or departures of key personnel; and
     *    future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

OUR COMMON SHARES MAY BECOME THINLY TRADED AND YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES, OR AT ALL.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading volume of our common shares increased significantly recently, it has historically been sporadically or "thinly-traded" meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON STOCK IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY SMALL COMPANY, WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE IF AT ALL, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS TO OUR COMMON SHAREHOLDERS.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

WE ARE LISTED ON THE OTCQB QUOTATION SYSTEM, OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES WHICH COULD NEGATIVELY IMPACT OUR LIQUIDITY AND OUR SHAREHOLDERS' ABILITY TO SELL THEIR SHARES.

Our common stock is currently quoted on the OTCQB. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock on the OTCQB. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the OTCQB listing of our common stock. If we are unable to maintain our listing on the OTCQB, the market liquidity of our common stock may be severely limited.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER NEVADA LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS OF OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our Articles of Incorporation contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

OUR BUSINESS IS SUBJECT TO CHANGING REGULATIONS RELATED TO CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE THAT HAVE INCREASED BOTH OUR COSTS AND THE RISK OF NONCOMPLIANCE.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005. The facilities include answering services, fax services, secretarial services, reception area and offices. Management believes the current premises are sufficient for its needs at this time. During the year ended November 30, 2014 we incurred $7,893 in rental fees.

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

As of November 30, 2014, we have 28,000,000 Shares of $0.001 par value common stock issued and outstanding held by 17 shareholders of record.

Of the 28,000,000 shares of common stock outstanding as of November 30, 2014, 12,000,000 shares are owned by Mark Holcombe, a former officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 30, 2014, we issued the following securities under our option compensation plan:

                                                                                                 Vesting From
Name and Position        Number of Options     Date of Grant    Exercise Price    Expiration     Date of Grant
-----------------        -----------------     -------------    --------------    ----------     -------------
1. Michael Browne             375,000           May 5, 2014          $0.75        May 5, 2019      12 months
   President, Chief           375,000           May 5, 2014          $1.00        May 5, 2019      24 months
   Financial Officer,         375,000           May 5, 2014          $1.50        May 5, 2019      36 months
   Treasurer and
   Secretary

2. Donald MacPhee             100,000           May 5, 2014          $0.75        May 5, 2019      12 months
   Director, Chairman         100,000           May 5, 2014          $1.00        May 5, 2019      24 months
   of the Audit               100,000           May 5, 2014          $1.50        May 5, 2019      36 months
   Committee and
   member of the
   Corporate
   Governance
   Committee

3. Scott Chapman              100,000           May 5, 2014          $0.75        May 5, 2019      12 months
   Director                   100,000           May 5, 2014          $1.00        May 5, 2019      24 months
                              100,000           May 5, 2014          $1.50        May 5, 2019      36 months

4. Mark Holcombe              100,000           May 5, 2014          $0.75        May 5, 2019      12 months
   Director, Chairman         100,000           May 5, 2014          $1.00        May 5, 2019      24 months
   of the Board of            100,000           May 5, 2014          $1.50        May 5, 2019      36 months
   Directors and
   Chairman of the
   Compensation
   Committee


5. Peter Salvo                50,000           May 5, 2014          $0.75        May 5, 2019      12 months
   Controller                 50,000           May 5, 2014          $1.00        May 5, 2019      24 months
                              50,000           May 5, 2014          $1.50        May 5, 2019      36 months

6. Robert Campbell           175,000           May 5, 2014          $0.75        May 5, 2019      12 months
   Special Advisor           175,000           May 5, 2014          $1.25        May 5, 2019      24 months

7. Karen Arseneault          175,000           May 5, 2014          $0.75        May 5, 2019      12 months
   Special Advisor           175,000           May 5, 2014          $1.25        May 5, 2019      24 months

       TOTAL:              2,875,000

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2014 AND 2013, AND THE FISCAL YEARS ENDED NOVEMBER, 2014 AND 2013.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three month periods ended November 30 2014 and 2013, and the fiscal years ended November 30, 2014 and 2013.

Our operating results for the three and twelve month periods ended November 30, 2014 and 2013 are summarized as follows:

                          Three Months      Three Months      Twelve Months     Twelve Months   November 5, 2007
                              Ended             Ended             Ended             Ended        (inception) to
                             Nov 30,           Nov 30,           Nov 30,           Nov 30,           Nov 30,
                              2014              2013              2014              2013              2014
                           ----------        ----------        ----------        ----------        ----------
Revenues                   $      479        $      Nil        $      479        $      Nil        $      479
Cost of Goods              $      305        $      Nil        $      305        $      Nil        $      305
Operating Expenses         $  192,326        $   14,919        $  399,373        $   55,563        $  556,515
Other Expenses             $   30,000        $      123        $  110,000        $      123        $   88,596
Net Income (Loss)          $ (222,152)       $  (14,797)       $ (509,200)       $  (55,441)       $ (644,938)

We have generated very limited revenues since our inception on November 5, 2007.

EXPENSES

Our operating expenses for the three and twelve month periods ended November 30, 2014 and 2013, from inception to November 30, 2014 are outlined in the table below:

                              Three Months      Three Months      Twelve Months     Twelve Months   November 5, 2007
                                  Ended             Ended             Ended             Ended        (inception) to
                                 Nov 30,           Nov 30,           Nov 30,           Nov 30,           Nov 30,
                                  2014              2013              2014              2013              2014
                               ----------        ----------        ----------        ----------        ----------
Professional Fees              $   62,451        $    5,970        $  130,383        $   22,655        $  130,383
General & Administrative
 Expenses                      $   23,969        $    7,449        $   36,617        $   30,908        $   36,617
Marketing Expenses             $   58,508        $      Nil        $  108,265        $      Nil        $  108,265
Management Salary              $   21,000        $      Nil        $   56,000        $      Nil        $   56,000
Director's Fees                $   18,000        $      Nil        $   48,000        $      Nil        $   48,000
Rent - Related Party & H.O     $    2,397        $    1,500        $    7,893        $    2,000        $    7,893
Interest Expense               $    6,000        $      Nil        $   12,215        $      Nil        $   12,215

Expenses for the three month period ended November 30, 2014 were $192,326 as compared to $14,919 for the comparative period in 2013. The increase in our expenses is primarily due to an increase in professional fees, marketing expenses and management salaries.

Operating expenses for the twelve month period ended November 30, 2014 were $399,373 as compared to $55,563 for the comparative period in 2013. The increase in our expenses is primarily due to an increase in professional fees, marketing expenses and management salaries.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2014 was $352. Management believes the current funds available to the company and loans from our directors will fund our operations for the next twelve months. We are a development stage company and have generated $479 in revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited revenue raising operations during the period from November 5, 2007 (date of inception) to November 30, 2014 and generated a net loss of $644,937. This condition raises substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATION

CASH REQUIREMENTS

Over the next 12 months we intend to carry on business as a food and nutrition product company. We anticipate that we will incur the following operating expenses during this period:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

            Expense                                         Amount ($)
            -------                                         ----------

            Professional fees                                400,000
            Consulting/Advisor fees                          260,000
            Rent                                              10,000
            Sales, Travel and Marketing                      450,000
            Other general administrative expenses            210,000
            Royalty obligations (1)                          235,000
            TOTAL                                          1,565,000

----------
(1) Due to the Trade Mark License Agreement of June 4, 2013 that was assigned to us in the assignment Agreement dated December 23, 2013.

We will require funds of approximately $1,565,000 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

GOING CONCERN

There is significant doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $644,937 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

PRODUCT PRODUCTION

Trident Brands has identified ingredient supply and contract packaging vendors for the manufacture of the products currently under the Everlast brand. These vendors would be responsible for the private label production of our products.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trident Brands Inc.

I have audited the accompanying balance sheets of Trident Brands Inc. (A Development Stage Company) as of November 30, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2014 and 2013 and for the period from November 5, 2007 (inception), to November 30, 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trident Brands Inc., (A Development Stage Company) as of November 30, 2014 and 2013, and the results of its operations and cash flows for the years ended November 30, 2014 and 2013 and the period from November 5, 2007 (inception), to November 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
------------------------------
Seattle, Washington
February 24, 2015

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                          As of                As of
                                                                       November 30,         November 30,
                                                                           2014                 2013
                                                                        ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $      352           $      131
  Prepaid                                                                    1,049                   --
                                                                        ----------           ----------
TOTAL CURRENT ASSETS                                                         1,401                  131
                                                                        ----------           ----------

      TOTAL ASSETS                                                      $    1,401           $      131
                                                                        ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                      $  134,758           $   11,385
  Accrued Liability                                                         82,760                   --
  Loan Payable - Related Party                                              53,820               49,483
  Loan Payable - Third Party                                               300,000                   --
                                                                        ----------           ----------
TOTAL CURRENT LIABILITIES                                                  571,338               60,868
                                                                        ----------           ----------

      TOTAL LIABILITIES                                                    571,338               60,868
                                                                        ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 300,000,000 shares authorized;
   28,000,000 shares issued and outstanding as of November 30, 2014
   and November 30, 2013                                                    28,000               28,000
  Additional paid-in capital                                                47,000               47,000
  Deficit accumulated during development stage                            (644,937)            (135,738)
                                                                        ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                (569,937)             (60,738)
                                                                        ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $    1,401           $      131
                                                                        ==========           ==========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                             Three Months       Three Months      Twelve Months      Twelve Months
                                                Ended              Ended              Ended              Ended
                                             November 30,       November 30,       November 30,       November 30,
                                                 2014               2013               2014               2013
                                             ------------       ------------       ------------       ------------
REVENUES                                     $        479                  $       $        479       $         --

Cost of Sales                                         305                 --                305                 --
                                             ------------       ------------       ------------       ------------
GROSS PROFIT                                          173                 --                173                 --

Professional Fees                                  62,451              5,970            130,383             22,655
Mineral Expenditures                                   --                 --                 --                 --
General & Administrative Expenses                  23,969              7,449             36,617             30,908
Marketing, Selling & Warehousing Expenses          58,508                 --            108,265                 --
Management Salary                                  21,000                 --             56,000                 --
Director's Fees                                    18,000                 --             48,000                 --
Rent                                                2,397              1,500              7,893              2,000
Interest Expense                                    6,000                 --             12,215                 --
                                             ------------       ------------       ------------       ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          (192,326)           (14,919)          (399,373)           (55,563)

OTHER INCOME (EXPENSES)
  Royalty Fees                                    (30,000)                --           (110,000)                --
  Other Income                                         --                123                 --                123
  Gain on Note Payable Forgiveness                     --                 --                 --                 --
                                             ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSES)                     (30,000)               123           (110,000)               123
                                             ------------       ------------       ------------       ------------

NET INCOME (LOSS)                            $   (222,152)      $    (14,797)      $   (509,200)      $    (55,441)
                                             ============       ============       ============       ============

BASIC EARNING (LOSS) PER SHARE               $      (0.01)      $      (0.00)      $      (0.01)      $      (0.00)
                                             ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     28,000,000         28,000,000         28,000,000         28,000,000
                                             ============       ============       ============       ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 5, 2007 (Inception) through November 30, 2014
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common        Additional     During
                                                Common           Stock          Paid-in     Development
                                                Stock            Amount         Capital        Stage           Total
                                                -----            ------         -------        -----          -----
BALANCE, NOVEMBER 5, 2007                             --        $     --       $     --     $       --      $      --

Stock issued for cash on November 5, 2007
 @ $0.00125 per share                         12,000,000          12,000          3,000                        15,000

Net loss, November 30, 2007                                                                       (690)          (690)
                                             -----------        --------       --------     ----------      ---------
BALANCE, NOVEMBER 30, 2007                    12,000,000          12,000          3,000           (690)        14,310
                                             ===========        ========       ========     ==========      =========
Stock issued for cash on July 23, 2008
 @  0.00375 per share                         16,000,000          16,000         44,000                        60,000

Net loss, November 30, 2008                                                                    (27,885)       (27,885)
                                             -----------        --------       --------     ----------      ---------
BALANCE, NOVEMBER 30, 2008                    28,000,000          28,000         47,000        (28,575)        46,425
                                             ===========        ========       ========     ==========      =========
Net loss, November 30, 2009                                                                    (22,588)       (22,588)
                                             -----------        --------       --------     ----------      ---------
BALANCE, NOVEMBER 30, 2009                    28,000,000          28,000         47,000        (51,163)        23,837
                                             ===========        ========       ========     ==========      =========
Net loss, November 30, 2010                                                                    (14,801)       (14,801)
                                             -----------        --------       --------     ----------      ---------
BALANCE, NOVEMBER 30, 2010                    28,000,000          28,000         47,000        (65,964)         9,036
                                             ===========        ========       ========     ==========      =========
Net loss, November 30, 2011                                                                    (16,767)       (16,767)
                                             -----------        --------       --------     ----------      ---------
BALANCE, NOVEMBER 30, 2011                    28,000,000          28,000         47,000        (82,731)        (7,731)
                                             ===========        ========       ========     ==========      =========
Net loss, November 30, 2012                                                                      2,434          2,434
                                             -----------        --------       --------     ----------      ---------
BALANCE, NOVEMBER 30, 2012                    28,000,000          28,000         47,000        (80,297)        (5,297)
                                             ===========        ========       ========     ==========      =========
Net loss, November 30, 2013                                                                    (55,441)       (55,441)
                                             -----------        --------       --------     ----------      ---------
BALANCE, NOVEMBER 30, 2013                    28,000,000          28,000         47,000       (135,738)       (60,738)
                                             ===========        ========       ========     ==========      =========
Net loss, November 30, 2014                                                                   (509,200)      (509,200)
                                             -----------        --------       --------     ----------      ---------

BALANCE, NOVEMBER 30, 2014                    28,000,000        $ 28,000       $ 47,000     $ (644,938)     $(569,937)
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

                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                     Twelve Months        Twelve Months
                                                                         Ended                Ended
                                                                      November 30,         November 30,
                                                                          2014                 2013
                                                                       ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (509,200)          $  (55,441)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Pre-paid & Deposits                                                    (1,049)                  --
    Accounts Payable and Accrued Liabilities                              206,133                6,585
                                                                       ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (304,115)             (48,856)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                              4,337               44,483
  Loan Payable - Third Party                                              300,000
  Issuance of common stock                                                     --                   --
                                                                       ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             304,337               44,483
                                                                       ----------           ----------

NET INCREASE (DECREASE) IN CASH                                               222               (4,372)

CASH AT BEGINNING OF PERIOD                                                   131                4,503
                                                                       ----------           ----------

CASH AT END OF PERIOD                                                  $      352           $      131
                                                                       ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $       --           $       --
                                                                       ==========           ==========

  Income Taxes                                                         $       --           $       --
                                                                       ==========           ==========

                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2014
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) (the Company) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is now focused on consumer products. The objective is investment in and development of high growth consumer brands and ingredients businesses. The Company is now an operating company and has transitioned out of their shell status with the Super-8 filing at the end of August. Its activities to date have been limited to capital formation, organization, development of its business plan and development of an array of products for sale. Everlast Lean is now available for sale and next year should see a ramp-up in sales revenue.

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

INVENTORY

The Company has entered into an agreement with one of their co-manufacturers, Continental Ingredients Company, to purchase the inventory. The company is not liable to pay for the inventory until the following month that the goods are sold with the balance of the remaining inventory payable after 90 days. As of November 30, 2014, Continental has purchased approximately $90,000 of inventory which the Company will be liable for next year.

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

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2014
--------------------------------------------------------------------------------

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

REVENUE

The Company records revenue from on-line point of sales (POS) transactions when the cash is credited to the bank. The Company is just beginning to generate sales revenue.

ADVERTISING

The Company will expense its advertising when incurred. Advertising expenses for the year were approximately $2,900.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from November 5, 2007 (date of inception) to November 30, 2014 and generated a net loss of $644,938. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the pre-production stage and expenses are increasing. They have secured short term bridge loans to cover these expenses. The current cash of $352 is insufficient to cover the expenses they will incur during the next twelve months. The Company was in the process of securing major long term financing to see them through this period. (See note on subsequent events).

NOTE 5. WARRANTS AND OPTIONS

On May 5, 2014, Trident granted an aggregate of 2,875,000 stock options to directors, officers, employees and consultants of the Company pursuant to Trident's 2013 Stock Plan. The stock options are exercisable for five years from

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2014
--------------------------------------------------------------------------------

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

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2009 and August 31, 2009 and the month of September 2012 the Company paid a director $300 per month for use of office space and services. Between September 1, 2009 and August 31, 2012 and August 1, 2013 and November 30, 2014 the Company paid a director $500 per month for use of office space and services.

As of November 30, 2014, there is a loan payable due to Mark Holcombe, sole officer and director of the Company, for $53,820 that is non-interest bearing with no specific repayment terms.

The officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. LOAN PAYABLE - THIRD PARTY

On May 1, 2014, the Company obtained a short term loan of $200,000 from Rene Arseneault. On July 21, 2014, the Company obtained another short term loan of $100,000 from 1169822 Ontario Limited. Both loans bear interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loans outstanding. Unless paid earlier, the loans and accrued and unpaid interest shall be payable in full on April 30, 2015 and June 21, 2015 respectively. As of November 30, 2014, both short term loans are still outstanding. The accrued interest expense is $12,215 ($9,333 and $2,882 respectively).

NOTE 8. EVERLAST LICENCE AGREEMENT

On December 23, 2013, the Company entered into a Deed of Assignment Agreement with Everlast World's Boxing Headquarters Corporation, International Brand Management Limited, Sports Nutrition Products Incorporated and Manchester Capital Incorporated wherein Everlast, International Brand, Sports Nutrition and Manchester Capital are parties to a trade mark license and Sports Nutrition, a New York corporation, has assigned its interest in the trade mark license to the Company.

Pursuant to the terms of the assignment agreement, Sports Nutrition Products Incorporated, a wholly owned subsidiary of Trident Brands Incorporated, assigns all of its rights, title, interest and benefit to the trade mark license to the Company effective December 23, 2013 and the Company will assume all of the obligations of Sports Nutrition Products Incorporated under the license agreement. The Company shall remain responsible to Everlast and International Brand for all acts and omissions of the subsidiary, Sports Nutrition Products Inc.

The Everlast Licence Agreement includes a clause stating that Manchester Capital Incorporated will guarantee that the Licensee shall perform all of its obligations and duties under the Licence Agreement. If the Licensee defaults in the payment when due of any amount it is obliged to pay to Licensor under the

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2014
--------------------------------------------------------------------------------

Licence Agreement, or arising from its termination, Manchester Capital is unconditionally responsible to pay that amount to Licensor in the manner prescribed in the Licence Agreement as if it were the Licensee.

NOTE 9. INCOME TAXES

                                                         As of November 30, 2014
                                                         -----------------------
Deferred tax assets:
  Net operating tax carryforwards                               $ 644,938
  Tax rate                                                             35%
                                                                ---------
Gross deferred tax assets                                         225,728
Valuation allowance                                              (225,728)
                                                                ---------

Net deferred tax assets                                         $       0
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

NOTE 10. NET OPERATING LOSSES

As of November 30, 2014, the Company has a net operating loss carryforward of approximately $644,938. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

NOTE 11. STOCK TRANSACTIONS

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

On July 23, 2008, the Company issued a total of 4,000,000 shares of common stock to 27 unrelated shareholders for cash in the amount of $0.015 per share for a total of $60,000 pursuant to the Company's SB-2 registration statement.

On July 30, 2013, the Company effected a 4 for 1 forward split of its share capital such that every one share of common stock to the split was exchanged for four post-split shares of common stock. As of November 30, 2013, the Company had 28,000,000 shares of common stock issued and outstanding.

NOTE 12. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2013:

Common stock, $ 0.001 par value: 300,000,000 shares authorized; 28,000,000 shares issued and outstanding.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2014
--------------------------------------------------------------------------------

NOTE 13. SUBSEQUENT EVENTS

On January 29, 2015, Trident Brands Incorporated entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. The Company received the funds from the transaction on February 5, 2015.

The convertible debentures provide for repayment in four quarterly payments of interest commencing on April 29, 2015, and are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 8% per annum, payable in cash each quarter.

The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

     Name                Age                         Position
     ----                ---                         --------
Mark Holcombe (1)        47        Director, Chairman of the Board of Directors
                                   and Chairman of the Compensation Committee.

Donald MacPhee (2)       53        Director, Chairman of the Audit Committee and
                                   member of the Corporate Governance Committee.

Scott Chapman (3)        51        Director.

Michael Browne (4)       53        President, Chief Financial Officer, Treasurer
                                   and Secretary.

Peter Salvo (5)          60        Controller.

----------
(1) Mark Holcombe was appointed as a Director and Treasurer of our company on November 5, 2007 and as Chairman of the Compensation Committee of our company on March 21, 2014.
(2) Donald MacPhee was appointed as a Director and to his other roles with our company on March 21, 2014.
(3)  Scott Chapman was appointed as a Director of our company on March 21, 2014.
(4) Michael Browne was appointed as President, Chief Financial Officer, Treasurer and Secretary of our company on March 21, 2014.
(5)  Peter Salvo was appointed as a Controller of our company on March 21, 2014.

Our directors will serve in that capacity until our next annual shareholder meeting or until his successor is elected or appointed and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

EXECUTIVE MANAGEMENT

Our executive management team represents a significant depth of experience in public companies, food and nutritional products, marketing, and domestic and international business development. The team represents a cross-disciplinary approach to management and business development.

DONALD MACPHEE, DIRECTOR

Donald MacPhee is a partner of Continental Ingredients Canada Inc. Mr. MacPhee co-founded Continental Ingredients in 1994 and played a major role in taking the company from $650,000 in revenue to over $50 million today. He has over 30 years of experience in the food and beverage ingredient industry. Don has worked closely with major North American food and beverage manufacturers to develop new products for their portfolios.

Mr. McPhee will be providing guidance to our company relating to product development, sourcing, and supply chain management of the various products that we will be launching within our portfolio.

Mr. McPhee holds a business administration and marketing degree from St. Lawrence College.

SCOTT CHAPMAN, DIRECTOR

Scott Chapman is an investment professional with over 20 years of experience both in Canada and internationally. He has acted as a senior partner with Lines Overseas Management (Bermuda, Bahamas), [1998-2006]; and in institutional, retail sales with Midland Walwyn (Montreal, Quebec), [1988-1997].

Across numerous financial sectors, Mr. Chapman's responsibilities have included corporate finance, venture capital, institutional and retail sales.

Mr. Chapman is a native of Montreal, Quebec educated at Concordia University and has recently returned to Montreal after 10 years of working in Bermuda and the Bahamas.

MARK HOLCOMBE, DIRECTOR, CHAIRMAN OF THE COMPENSATION COMMITTEE, CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Mark Holcombe is experienced in corporate and investment banking, corporate development and asset management. Mr. Holcombe has over 23 years of banking and corporate finance experience. He has significant experience in M&A advisory, corporate restructurings and public and private debt and equity financings. Formerly, Mr. Holcombe was Managing Partner of Stirling Partners (Bahamas) Ltd.

Formerly, he was a Senior Advisor to Providence Advisors Limited, Managing Director and Head of Asset Management for Madison Williams Holdings, LLC in New York City and Head of Corporate Development/Private Equity of GEM Global Equities Management S.A. Also, He has worked as a senior investment banker at Global Hunter Securities, Donaldson, Lufkin and Jenrette, Gleacher NatWest/NatWest Markets, and ING Capital. Mr. Holcombe presently serves as a Director of Asante Gold Corporation.

Mr. Holcombe holds a B.A. from Colgate University and graduated from the Chemical Bank Corporate Finance Analyst Training Program.

MICHAEL BROWNE, PRESIDENT, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY

Michael Browne is a sales and marketing professional with a leadership resume in industry-leading consumer products companies: Kellogg, Frito-Lay, Mars Inc., MillerCoors LLC. Mr. Browne has managed power brands in the categories of: ready to eat cereal, salty snacks, confectionery, mainstream and specialty beer. He has over 25 years' business experience spanning both North American and international markets.

From September 2003 to November 2010, Mr. Browne employed by MillerCoors in various positions. Most recently, he was the Vice President of Marketing for Above Premium from August 2008 to November 2010. As Vice President of Marketing, Mr. Browne lead the above premium portfolio including key brands that included Blue Moon, Leinenkugel, Molson, and SAB international imports (Peroni, Pilsner Urquell, Grolsch), and super premium brands (Sparks, Miller Chill). Mr. Browne drove craft beer share growth and increases in value of key franchises. Further, his broad range of commercial responsibilities included sales execution planning, cultivating key distributor relationships, collaborating with global trademark owners, and capability development for professional marketing staff of 24.

PETER SALVO, CONTROLLER

Peter Salvo is a professional accountant with over 25 years of experience in manufacturing, most notably in the automotive industry. Mr. Salvo has served in many capacities, most recently as controller and finance manager with Meritor Suspension Systems Company for 14 years. He has also worked for Rockwell International for 11 years as Manager of Financial Analysis. Mr. Salvo has extensive financial management experience and served as a key member of various management teams. His experience includes development of business operating plans, preparation of sales and profit projections and monitoring of results, preparation of monthly financial statements and variance analysis, cash flow forecasts, standard costing and inventory controls, capital expenditure and cost benefit analysis, implementation of internal controls and safeguarding of assets.

Mr. Salvo received his Certified Management Accountant designation in 1985 and holds a bachelor degree in commerce from McMaster University.

Our company believes that all of our directors' respective educational background, operational and business experience give them the qualifications and skills necessary to serve as directors and officers, respectively, of our company. Our board of directors now consists solely of Mr. Holcombe, Mr. D. MacPhee and Mr. Chapman.

SIGNIFICANT EMPLOYEES

Our only employee is our President, Chief Financial Officer, Treasurer and Secretary, Michael Browne. Mr. Browne currently devotes 100% of his time to the company. Mr. Browne entered into an employment contract with us beginning on March 18, 2014 for a term of one year. Pursuant to this contract, Mr. Browne is to act as our President. In exchange for his services to our company as President, we will compensate Mr. Browne with a base annual salary of $5,000 prior to the start of consumer sales, and $10,000 monthly thereafter. Additionally, Mr. Browne will receive the following equity options granted pursuant to our Stock Option Plan:

     1.   375,000 options at $0.75 vesting at 12 months

     2.   375,000 options at $1.00 vesting at 24 months; and

     3.   375,000 options at $1.50 vesting at 36 months.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors and officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

     1. been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     2. had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

     3. been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

     4. been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

     5. been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Our company filed a post-effective amendment our SB-2 Registration to disclose the information reflecting the change to the corporation's officer and director and the ownership of securities upon consummation of the transfer.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mike Browne,    2014   $40,000      0           0          0           0            0               0    $40,000
CEO & CFO

Peter Salvo,    2014   $16,000      0           0          0           0            0               0    $16,000
Controller

Mark            2014         0      0           0          0           0            0         $16,000    $16,000
Holcombe,       2013         0      0           0          0           0            0               0          0
Former CEO &    2012         0      0           0          0           0            0               0          0
CFO

Donald          2014         0      0           0          0           0            0         $16,000    $16,000
MacPhee,
Director

Scott           2014         0      0           0          0           0            0         $16,000    $16,000
Chapman,
Director


Our officers and directors have written employment contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, which no options have been issued, there are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

Our only employee is our President, Chief Financial Officer, Treasurer and Secretary, Michael Browne. Mr. Browne currently devotes 100% of his time to the company. Mr. Browne entered into an employment contract with us beginning on March 18, 2014 for a term of one year. Pursuant to this contract, Mr. Browne is to act as our President. In exchange for his services to our company as President, we will compensate Mr. Browne with a base annual salary of $5,000 prior to the start of consumer sales, and $10,000 monthly thereafter. Additionally, Mr. Browne will receive the following equity options granted pursuant to our Stock Option Plan:

     1.   375,000 options at $0.75 vesting at 12 months

     2.   375,000 options at $1.00 vesting at 24 months; and

     3.   375,000 options at $1.50 vesting at 36 months.

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                     Option Awards                                            Stock Awards
         -----------------------------------------------------------------  ------------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                        Equity        Plan
                                                                                                       Incentive     Awards:
                                                                                                         Plan       Market or
                                                                                                        Awards:      Payout
                                            Equity                                                     Number of    Value of
                                           Incentive                           Number                  Unearned     Unearned
                                          Plan Awards;                           of         Market      Shares,      Shares,
           Number of      Number of        Number of                           Shares      Value of    Units or     Units or
          Securities     Securities       Securities                          or Units    Shares or     Other         Other
          Underlying     Underlying       Underlying                          of Stock     Units of     Rights       Rights
          Unexercised    Unexercised      Unexercised    Option     Option      That      Stock That     That         That
           Options         Options         Unearned     Exercise  Expiration  Have Not     Have Not    Have Not     Have Not
Name     Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date     Vested(#)    Vested($)   Vested(#)    Vested(#)
----     -------------- ----------------  ----------     -----       ----     ---------    ---------   ---------    ---------
Mike           0              0               0            0          0          0            0           0            0
Browne

Mark           0              0               0            0          0          0            0           0            0
Holcombe

Donald         0              0               0            0          0          0            0           0            0
MacPhee

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

Mark Holcombe    $16,000        0          0            0                0               0         $16,000

Donald MacPhee   $16,000        0          0            0                0               0         $16,000

Scott Chapman    $16,000        0          0            0                0               0         $16,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of August 22, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

                                                                           Amount and
                                                                           Nature of
  Name and Address                                                         Beneficial         Percent
of Beneficial Owner         Office, If Any            Title of Class      Ownership (1)     of Class (2)
-------------------         --------------            --------------      -------------     ------------
OFFICERS AND DIRECTORS

Mark Holcombe             Director and Chairman        Common Stock       12,000,000          42.86%
                          of the Compensation
                          Committee

Donald MacPhee            Director, Chairman of        Common Stock          182,000           0.65%
                          the Audit Committee
                          and member of the
                          Corporate Governance
                          Committee
All officers and
 directors as a group                                  Common stock,
                                                       $0.001 par value                       43.51%
5%+ SECURITY HOLDERS
None.                     n/a                          n/a                       n/a            n/a

All 5%+ Security Holders                               Common stock,
                                                       $0.001 par value

----------
(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)  Based on 28,000,000 shares issued and outstanding.
(3) Continental Ingredients of Canada Inc. holds 400,000 common shares of our company and Donald MacPhee is Managing Partner of Continental Ingredients with 45.5% ownership share in Continental Ingredients.

CHANGES IN CONTROL

We do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The following includes a summary of transactions since the beginning of the November 30, 2014 fiscal year, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

KAREN ARSENEAULT

On May 1, 2014, our company entered into a loan agreement with Rene Arseneault. Pursuant to this agreement, Mr. Arseneault agreed to loan to our company an aggregate of USD$200,000 being an interest of 8% per annum for a term of one year.

Mr. Arseneault is the husband of Karen Arseneault. Mrs. Arseneault was appointed as one of our special advisors and granted the following options on May 5, 2014:

                                                                   Vesting from
Number of Options   Date of Grant   Exercise price   Expiration    date of Grant
-----------------   -------------   --------------   ----------    -------------

     175,000         May 5, 2014         $0.75      May 5, 2019      12 months
     175,000         May 5, 2014         $1.25      May 5, 2019      24 months

MARK HOLCOMBE

On May 31, 2014, there is a loan payable due to Mark Holcombe, a director of our company, for $53,820 that is non-interest bearing with no specific repayment terms. This loan was by oral agreement.

In addition, our company rents office space from Mr. Holcombe for $500 per month.

DONALD MACPHEE

On May 5, 2014, we entered into a Product Development Agreement with Continental Ingredients Canada Inc. with respect to our plan to commercialize nutritional supplements and functional food and beverage products for sales in North America (the "PRODUCT AGREEMENT").

Under the Agreement, our company has exclusively engaged Continental Ingredients to provide services for the development, manufacture and supply of our products for a period of five years commencing on May 5, 2014 and ending on May 5, 2019, such term to renew automatically for a further 12 months unless either party delivers written termination notice six months prior to the expiration of the initial term or renewal period.

Continental Ingredients will submit for approval from our company, proposals for the production of any products. Once product specifications have been approved by us, the parties will enter into separate production agreements for the manufacturing, pricing and distribution of the products (the "PRODUCTION AGREEMENTS"). The pricing of the products under any Production Agreements will result in a gross margin to Continental Ingredients of between 20 to 30 percent, as more particularly described in the Product Agreement.

Donald MacPhee is Managing Partner of Continental Ingredients with 45.5% ownership share in Continental Ingredients and a director of our company as of March 21, 2014. Continental Ingredients also owns 400,000 common shares of our company, which is approximately 1.43% of our issued and outstanding common stock.

PROMOTERS AND CERTAIN CONTROL PERSONS

Mark Holcombe, who is one of three directors of our company, was our only promoter in the past five fiscal years. Mr. Holcombe has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter. However, he holds 12,000,000 or approximately 42.86 of our issued and outstanding common shares. Additionally, Mr. Holcombe receives $24,000 on an accrued annual basis and the following options as of May 5, 2014:

                                                                   Vesting from
Number of Options    Date of Grant  Exercise price   Expiration    date of Grant
-----------------    -------------  --------------   ----------    -------------

     100,000          May 5, 2014        $0.75      May 5, 2019      12 months
     100,000          May 5, 2014        $1.00      May 5, 2019      24 months
     100,000          May 5, 2014        $1.50      May 5, 2019      36 months

CORPORATE GOVERNANCE

We currently act with three directors, consisting of Mark Holcombe, Donald MacPhee and Scott Chapman.

We have an audit committee, compensation committee and corporate governance committee.

However, all of the members of the committees are not independent. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a completely independent audit, compensation or corporate governance committee at this time because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining independent directors would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

DIRECTOR INDEPENDENCE

We currently have only two independent directors, Scott Chapman and Donald MacPhee, as the term "independent" is defined by the rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $10,700, for audit-related services were $10,700, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2014.

The total fees charged to the company for audit services were $9,000, for audit-related services were $9,000, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2013.

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

March 2, 2015                           Trident Brands Incorporated


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