Form 10-Q
period 2015-02-28
Trident Brands Inc
filed 2015-04-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,000,000 shares as of April 14, 2015

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended February 28, 2015 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   (unaudited)             (audited)
                                                                      As of                  As of
                                                                   February 28,           November 30,
                                                                       2015                   2014
                                                                   ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,146,428           $        352
  Prepaid                                                               110,966                  1,049
                                                                   ------------           ------------
TOTAL CURRENT ASSETS                                                  1,257,394                  1,401
                                                                   ------------           ------------

      TOTAL ASSETS                                                 $  1,257,394           $      1,401
                                                                   ============           ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $      1,618           $    134,758
  Accrued Liability                                                      74,876                 82,760
  Loan Payable - Related Party                                               --                 53,820
  Loan Payable - Third Party                                            300,000                300,000
  Convertible Debt, net of discount $465,367                          1,334,633                     --
                                                                   ------------           ------------
TOTAL CURRENT LIABILITIES                                             1,711,127                571,338
                                                                   ------------           ------------

      TOTAL LIABILITIES                                               1,711,127                571,338
                                                                   ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 28,000,000 shares issued and outstanding
   as of February 28, 2015 and November 30, 2014                         28,000                 28,000
  Additional paid-in capital                                            554,042                 47,000
  Accumulated Deficit                                                (1,035,775)              (644,937)
                                                                   ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                             (453,733)              (569,937)
                                                                   ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,257,394           $      1,401
                                                                   ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                       Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                   Three Months           Three Months
                                                      Ended                  Ended
                                                   February 28,           February 28,
                                                       2015                   2014
                                                   ------------           ------------
REVENUES                                           $        970           $         --

Cost of Sales                                                83                     --
                                                   ------------           ------------
GROSS PROFIT                                                887                     --

Professional Fees                                        65,461                  2,130
General & Administrative Expenses                        39,635                  2,260
Marketing, Selling & Warehousing Expenses               107,065                     --
Management Salary                                        21,000                     --
Director's Fees                                          18,000                     --
Rent                                                      2,397                  1,500
                                                   ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                (253,558)                (5,890)

OTHER INCOME (EXPENSES)
  Royalty Fees                                          (49,171)                    --
  Interest Expense                                      (88,996)                    --
                                                   ------------           ------------
TOTAL OTHER INCOME (EXPENSES)                          (138,167)                    --
                                                   ------------           ------------

NET INCOME (LOSS)                                  $   (390,838)          $     (5,890)
                                                   ============           ============

BASIC EARNING (LOSS) PER SHARE                     $      (0.01)          $      (0.00)
                                                   ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           28,000,000             28,000,000
                                                   ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                       Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                              Three Months           Three Months
                                                                 Ended                  Ended
                                                              February 28,           February 28,
                                                                  2015                   2014
                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $   (390,838)          $     (5,890)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Debt issuance cost                                             34,250                     --
     Amortization of debt discount                                  41,675                     --

  Changes in operating assets and liabilities:
     Prepaid expenses                                             (109,917)                    --
     Accounts payable and accrued liabilities                     (141,024)                (5,615)
                                                              ------------           ------------
          CASH USED IN OPERATING ACTIVITIES                       (565,854)               (11,505)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on loan payable - related party              (140,070)                    --
  Proceeds on loan payable - related party                          75,000                     --
  Principal payments on loan payable - third party                (123,000)                    --
  Proceeds on loan payable - third party                           100,000                 12,793
  Proceeds on convertible debt                                   1,800,000                     --
                                                              ------------           ------------
          CASH PROVIDED BY FINANCING ACTIVITIES                  1,711,930                 12,793
                                                              ------------           ------------

NET INCREASE IN CASH                                             1,146,076                  1,287

CASH AT BEGINNING OF PERIOD                                            352                    131
                                                              ------------           ------------

CASH AT END OF PERIOD                                         $  1,146,428           $      1,418
                                                              ============           ============
NON-CASH TRANSACTIONS
  Beneficial conversion features                              $    507,042           $         --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE THREE MONTHS ENDED FEBRUARY 28:
  Income taxes                                                $         --           $         --
                                                              ============           ============
  Interest                                                    $     34,250           $         --
                                                              ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                     Notes to Unaudited Financial Statements
                                February 28, 2015


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trident Brands Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

BENEFICIAL CONVERSION FEATURES

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from November 5, 2007 (date of inception) to February 28, 2015 and generated an accumulated

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                     Notes to Unaudited Financial Statements
                                February 28, 2015


deficit of $1,035,775. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the pre-production stage and expenses are increasing. They have secured short term bridge loans and a convertible promissory note to cover these expenses. The current cash of $1,146,428 is insufficient to cover the expenses they will incur during the next twelve months.

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

During the quarter ended February 28, 2015, the company paid off the balance of the loan payable of $53,820 due to Mark Holcombe, sole officer and director of the Company.

During the quarter ended February 28, 2015, Michael Browne loaned the Company $75,000 and the Company paid back $86,250 with $11,250 as a debt issuance cost which is recognized as interest expense when the loan is paid off.

NOTE 5. LOAN PAYABLE - THIRD PARTY

On December 16, 2014, the Company issued 3 promissory notes totalling $100,000 as bridge loans for working capital purposes. The company paid back $123,000 with $23,000 as debt issuance cost which is recognized as interest expense when the loan is paid off.

NOTE 6. CONVERTIBLE NOTE

On January 29, 2015, Trident Brands Incorporated entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 is anticipated to be received by April 30, 2015.

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable Issuance Date. The accrued interest expense is $7,071.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                     Notes to Unaudited Financial Statements
                                February 28, 2015


The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

Due to the note being convertible to the company common shares, beneficial conversion features analysis was performed. The intrinsic value is $507,042 which is recognized as debt discount. As of February 28, 2015, $41,675 of the debt discount is amortized and the unamortized discount is $465,367.

NOTE 7. SUBSEQUENT EVENTS

On March 24, 2015, the Company acquired, through a licensing agreement with DSM, the exclusive global rights to Brain Armor(R), a plant-based DHA supplement designed specifically for the needs of athletes.

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

The Company is in the development stage and has transitioned out of their shell status with the Super-8 filing at the end of August. Its activities to date have been limited to capital formation, organization, development of its business plan and development of their products for sale. Everlast Lean is now available for sale and the next few months should see a ramp-up of sales revenue. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 28,000,000 common shares issued and outstanding as of February 28, 2015.

We completed a Registration Statement on Form S-1 under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 4,000,000 shares at a price of $0.015 per share. The offering was completed for total proceeds to the company of $60,000.

On July 9, 2013, our company's board of directors approved a resolution to effect a 4 for 1 forward split. Upon effect of the forward split, our authorized capital increased from 75,000,000 to 300,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 7,000,000 to 28,000,000 shares of common stock, all with a par value of $0.001

On August 1, 2013, our directors approved the adoption of a 2013 Stock Option Plan which permits us to issue up to 4,200,000 shares of its common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

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

We incurred operating expenses of $253,558 and $5,890 for the three months ended February 28, 2015 and 2014, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

The following table provides selected financial data about our company for the quarter ended February 28, 2015.

                 Balance Sheet Data:                2/28/15
                 -------------------                -------

                 Cash                            $ 1,146,428
                 Total assets                    $ 1,257,394
                 Total liabilities               $ 1,711,127
                 Shareholders' equity            $  (453,733)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2015 was $1,146,428 with $1,711,127 in outstanding liabilities.

We have two short term loans. One for $200,000 and the other for $100,00 both bearing interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015 and July 21, 2015 respectively. As of February 28, 2015, the full amount of the loan is outstanding and the accrued interest expense is $18,215 ($13,333 and $4,882 respectively).

On January 29, 2015, the Company entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 is anticipated to be received by April 30, 2015.

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable Issuance Date. The accrued interest expense is $7,071.

Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. We are a development stage company and have generated no significant revenue to date.

PLAN OF OPERATION

CASH REQUIREMENTS

Over the next 12 months we intend to carry on business as a food and nutrition product company. We anticipate that we will incur the following operating expenses during this period:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

                  Expense                                   Amount ($)
                  -------                                   ----------

            Professional fees                                400,000
            Consulting/Advisorfees                           260,000
            Rent                                              10,000
            Sales, Travel and Marketing                      450,000
            Other general administrative expenses            210,000
            Royalty obligations (1)                          235,000
                                                           ---------
            TOTAL                                          1,565,000
                                                           =========

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

As shown in the accompanying financial statements, we have incurred net losses of $1,035,775 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The Company strategic objective is:

oMake strategic controlled investments in high growth companies oMerge brands/business lines into larger multi-national Companies oBuild and grow strategic brands organically oMitigate risk by creating a diverse portfolio of companies in the growth sectors listed above.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 14, 2015               Trident Brands Incorporated


                                 /s/ Mike Browne
                                 -----------------------------------------------
                             By: Mike Browne
                                 (President, Chief Financial Officer,
                                 Chief Executive Officer, Treasurer & Secretary)


                                 /s/ Peter Salvo
                                 -----------------------------------------------
                             By: Peter Salvo
                                 (Controller)


                                 /s/ Mark Holcombe
                                 -----------------------------------------------
                             By: Mark Holcombe
                                 (Director & Chairman of the Board)


                                 /s/ Donald MacPhee
                                 -----------------------------------------------
                             By: Donald MacPhee
                                 (Director)


                                 /s/ Scott Chapman
                                 -----------------------------------------------
                             By: Scott Chapman
                                 (Director)