Form 10-Q
period 2015-05-31
Trident Brands Inc
filed 2015-07-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,000,000 shares as of July 14, 2015

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended May 31, 2015 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    (unaudited)             (audited)
                                                                       As of                  As of
                                                                   May 31, 2015         November 30, 2014
                                                                   ------------         -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    955,165           $        352
  Inventory                                                             201,834                     --
  Prepaid                                                                81,558                  1,049
                                                                   ------------           ------------
TOTAL CURRENT ASSETS                                                  1,238,557                  1,401
                                                                   ------------           ------------

      TOTAL ASSETS                                                 $  1,238,557           $      1,401
                                                                   ============           ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    110,180           $    134,758
  Accrued Liability                                                     105,990                 82,760
  Loan Payable - Related Party                                               --                 53,820
  Loan Payable - Third Party                                            300,000                300,000
  Convertible Debt, net of discount $471,868                          1,828,132                     --
                                                                   ------------           ------------
TOTAL CURRENT LIABILITIES                                             2,344,302                571,338
                                                                   ------------           ------------

      TOTAL LIABILITIES                                               2,344,302                571,338
                                                                   ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 28,000,000 shares issued and outstanding
   as of May 31, 2015 and November 30, 2014                              28,000                 28,000
  Additional paid-in capital                                            694,887                 47,000
  Accumulated Deficit                                                (1,828,632)              (644,937)
                                                                   ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                           (1,105,745)              (569,937)
                                                                   ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,238,557           $      1,401
                                                                   ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                       Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                              Three Months       Three Months        Six Months         Six Months
                                                 Ended              Ended              Ended              Ended
                                              May 31, 2015       May 31, 2014       May 31, 2015       May 31, 2014
                                              ------------       ------------       ------------       ------------
REVENUES                                      $        670       $         --       $      1,640       $         --
  Cost of Sales                                        456                 --                539                 --
                                              ------------       ------------       ------------       ------------
GROSS PROFIT                                           214                 --              1,101                 --

Professional Fees                                   96,809             31,083            162,270             33,333
General & Administrative Expenses                  164,130              3,214            203,765              5,355
Marketing, Selling & WArehousing Expenses          264,598             23,400            371,663             23,400
Management Salary                                   21,000             14,000             42,000             14,000
Director's Fees                                     18,000             12,000             36,000             12,000
Rent                                                 2,440              1,500              4,837              3,000
                                              ------------       ------------       ------------       ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           (566,977)           (85,197)          (820,535)           (91,088)

OTHER INCOME (EXPENSES)
  Royalty Fees                                     (58,750)           (50,000)          (107,921)           (50,000)
  Interest Expense                                (167,344)            (1,333)          (256,340)            (1,333)
                                              ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSES)                     (226,094)           (51,333)          (364,261)           (51,333)
                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS)                             $   (792,857)      $   (136,530)      $ (1,183,695)      $   (142,421)
                                              ============       ============       ============       ============

BASIC EARNING (LOSS) PER SHARE                $      (0.03)      $      (0.00)      $      (0.04)      $      (0.00)
                                              ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      28,000,000         28,000,000         28,000,000         28,000,000
                                              ============       ============       ============       ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                       Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                               Six Months             Six Months
                                                                 Ended                  Ended
                                                              May 31, 2015           May 31, 2014
                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (1,183,695)          $   (142,421)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Debt issuance cost                                             34,250                     --
     Amortization of debt discount                                 176,019                     --
  Changes in operating assets and liabilities:
     Prepaid expenses                                              (80,509)                  (898)
     Inventory                                                    (201,834)                    --
     Accounts payable and accrued liabilities                       (1,348)                11,763
                                                              ------------           ------------
          CASH USED IN OPERATING ACTIVITIES                     (1,257,117)              (131,556)
                                                              ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on loan payable - related party              (140,070)               (21,000)
  Proceeds on loan payable - related party                          75,000                 28,293
  Principal payments on loan payable - third party                (123,000)                    --
  Proceeds on loan payable - third party                           100,000                200,000
  Proceeds on convertible debt                                   2,300,000                     --
                                                              ------------           ------------
          CASH PROVIDED BY FINANCING ACTIVITIES                  2,211,930                207,293
                                                              ------------           ------------

NET INCREASE IN CASH                                               954,813                 75,737

CASH AT BEGINNING OF PERIOD                                            352                    131
                                                              ------------           ------------

CASH AT END OF PERIOD                                         $    955,165           $     75,867
                                                              ============           ============
NON-CASH TRANSACTIONS
  Beneficial conversion features                              $    647,887           $         --
                                                              ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE SIX MONTHS ENDED MAY 31:
  Income taxes                                                $         --           $         --
                                                              ============           ============
  Interest                                                    $     34,250           $         --
                                                              ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                     Notes to Unaudited Financial Statements
                                  May 31, 2015
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) (the Company) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is now focused on consumer products. The objective is investment in and development of high growth consumer brands and ingredients businesses. The Company is in the early growth stage and has transitioned out of their shell status with the Super-8 filing at the end of August. Its activities to date have been limited to capital formation, organization, development of its business plan and development of an array of products for sale.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from November 5, 2007 (date of inception) to May 31, 2015 and generated an accumulated deficit of $1,828,632. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the early growth stage at product introduction phase and expenses are increasing. They have secured short term bridge loans and a convertible promissory note to cover these expenses. The current cash of $955,165 is insufficient to cover the expenses they will incur during the next twelve months. The company is currently investigating various financing alternatives in order to address this issue.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between June 1, 2009 and August 31, 2009 and the month of September 2012 the Company paid a director $300 per month for use of office space and services. Between September 1, 2009 and August 31, 2012 and August 1, 2013 and May 31, 2015 the Company paid a director $500 per month for use of office space and services.

During the quarter ended February 28, 2015, the company paid off the balance of the loan payable of $53,820 due to Mark Holcombe, sole officer and director of the Company.

During the quarter ended February 28, 2015, Michael Browne loaned the Company $75,000 and the Company paid back $86,250 with $11,250 as a debt issuance cost which is recognized as interest expense when the loan is paid off.

NOTE 5. LOAN PAYABLE - THIRD PARTY

We have two short term loans. One for $200,000 and the other for $100,000 both bearing interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015 (payment maturity date has been extended) and July 21, 2015 respectively. As of May 31, 2015, the full amount of the loans are outstanding and the accrued interest expense is $24,215 ($17,333 and $6,882 respectively).

On December 16, 2014, the Company issued 3 promissory notes totalling $100,000 as bridge loans for working capital purposes. The company paid back $123,000 with $23,000 as debt issuance cost which is recognized as interest expense when the loan is paid off.

NOTE 6. CONVERTIBLE NOTE

On January 29, 2015, Trident Brands Incorporated entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 was received on May 14, 2015.

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable Issuance Date. The accrued interest expense is $34,071.

The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

Due to the note being convertible to the company common shares, beneficial conversion features analysis was performed. The intrinsic value is $647,887 which is recognized as debt discount. As of May 31, 2015, $176,019 of the debt discount is amortized and the unamortized discount is $471,868.

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

The Company is in the early growth stage at product introduction phase and has transitioned out of their shell status with the Super-8 filing in August, 2014. Its activities to date have been limited to capital formation, organization, development of its business plan and development of their products for sale. Everlast Lean, Everlast Burn, Everlast VP Vegan Protein and Everlast Fuel are now available for sale and the next few quarters should see a ramp-up in sales revenue. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 300,000,000 authorized common shares with a par value of $0.001 per share and 28,000,000 common shares issued and outstanding as of May 31, 2015.

On August 1, 2013, our directors approved the adoption of a 2013 Stock Option Plan which permits us to issue up to 4,200,000 shares of its common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

On December 23, 2013, we entered in to an agreement with Everlast World's Boxing Headquarters Corp., International Brand Management & Licensing. Through this agreement, we received a 15 year license to market and sell products in the nutritional foods and supplements category under the Everlast(R) brand. Trident's licensing agreement enables it to introduce a portfolio of nutritional products in categories such as supplements and functional foods using this brand mark.

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

On March 24, 2015, we acquired, through a licensing agreement with DSM, the exclusive global rights to Brain Armor(R), a plant-based DHA supplement designed specifically for the needs of athletes.

On June 29, 2015 Trident Brands appointed Dr. Neilank K. JHA, MD, FRCS (C) as special advisor to its Brain Armor subsidiary.

RESULTS OF OPERATIONS

We are in the early growth stage and have generated very little in revenues to date.

We incurred operating expenses of $566,977 and $85,197 for the three months ended May 31, 2015 and 2014, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2015 was $955,165 with $2,344,302 in outstanding liabilities.

We have two short term loans. One for $200,000 and the other for $100,000 both bearing interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015 (payment maturity date has been extended) and July 21, 2015 respectively. As of May 31, 2015, the full amount of the loans are outstanding and the accrued interest expense is $24,215 ($17,333 and $6,882 respectively).

On January 29, 2015, the Company entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. The Company received $1,800,000 of the funds from the transaction on February 5, 2015 and the balance of $500,000 on May 14, 2015.

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable Issuance Date. The accrued interest expense is $34,071 .

Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. We are an early growth stage company and have generated no significant revenue to date.

The following table provides selected financial data about our company for the quarter ended May 31, 2015.

                   Balance Sheet Data:             5/31/15
                   -------------------           -----------

                   Cash                          $   955,165
                   Total assets                  $ 1,238,557
                   Total liabilities             $ 2,344,302
                   Shareholders' equity          $(1,105,745)

PLAN OF OPERATION

CASH REQUIREMENTS

Over the next 12 months we intend to carry on business as a food and nutrition product company. We anticipate that we will incur the following operating expenses during this period:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

                   Expense                                 Amount ($)
                   -------                                 ----------

            Professional fees                                300,000
            Consulting/Advisor fees                          400,000
            Rent                                              10,000
            Sales, Travel and Marketing                      500,000
            Other general administrative expenses            230,000
            Royalty obligations (1)                          240,000
                                                           ---------
            TOTAL                                          1,680,000
                                                           =========

----------
(1) Due to the Trade Mark License Agreement of June 4, 2013 that was assigned to us in the assignment Agreement dated December 23, 2013.

We will require funds of approximately $1,680,000 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

GOING CONCERN

There is significant doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $1,828,632 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 15, 2015               Trident Brands Incorporated


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