Form 10-Q
period 2015-08-31
Trident Brands Inc
filed 2015-10-15
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,000,000 shares as of October 15, 2015

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2015 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                           Balance Sheets (unaudited)
--------------------------------------------------------------------------------

                                                                           As of                  As of
                                                                         August 31,            November 30,
                                                                            2015                   2014
                                                                        ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    454,861           $        352
  Inventory                                                                  233,727                     --
  Prepaid                                                                     72,268                  1,049
                                                                        ------------           ------------
TOTAL CURRENT ASSETS                                                         760,856                  1,401
                                                                        ------------           ------------

      TOTAL ASSETS                                                      $    760,856           $      1,401
                                                                        ============           ============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $    150,474           $    134,758
  Accrued Liability                                                          146,672                 82,760
  Loan Payable - Related Party                                                    --                 53,820
  Loan Payable - Third Party                                                 300,000                300,000
  Convertible Debt, net of discount $308,662                               1,991,338                     --
                                                                        ------------           ------------
TOTAL CURRENT LIABILITIES                                                  2,588,484                571,338
                                                                        ------------           ------------

      TOTAL LIABILITIES                                                    2,588,484                571,338
                                                                        ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 28,000,000 shares issued and outstanding
   as of August 31, 2015 and November 30, 2014                                28,000                 28,000
  Additional paid-in capital                                                 694,887                 47,000
  Accumulated Deficit                                                     (2,550,515)              (644,937)
                                                                        ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (1,827,628)              (569,937)
                                                                        ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $    760,856           $      1,401
                                                                        ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                       Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                      Three Months        Three Months         Nine Months        Nine Months
                                         Ended               Ended               Ended              Ended
                                       August 31,          August 31,          August 31,         August 31,
                                          2015                2014                2015               2014
                                      ------------        ------------        ------------       ------------
REVENUES                              $      9,915        $         --        $     11,555       $         --

Cost of Sales                                5,729                  --               6,267                 --
                                      ------------        ------------        ------------       ------------
GROSS PROFIT                                 4,186                  --               5,288                 --

GENERAL & ADMINISTRATIVE EXPENSES         (462,214)           (109,745)         (1,282,750)          (200,833)

OTHER EXPENSES
  Royalty Fees                             (58,778)            (30,000)           (166,699)           (80,000)
  Interest Expense                        (205,077)             (4,882)           (461,417)            (6,215)
                                      ------------        ------------        ------------       ------------
TOTAL OTHER EXPENSES                      (263,855)            (34,882)           (628,116)           (86,215)
                                      ------------        ------------        ------------       ------------

NET LOSS                              $   (721,883)       $   (144,627)       $ (1,905,578)      $   (287,048)
                                      ============        ============        ============       ============

BASIC EARNING (LOSS) PER SHARE        $      (0.03)       $      (0.01)       $      (0.07)      $      (0.01)
                                      ============        ============        ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              28,000,000          28,000,000          28,000,000         28,000,000
                                      ============        ============        ============       ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                       Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                              Nine Months            Nine Months
                                                                 Ended                  Ended
                                                               August 31,             August 31,
                                                                  2015                   2014
                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (1,905,578)          $   (287,048)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Debt issuance cost                                             34,250                     --
     Amortization of debt discount                                 339,225                     --
  Changes in operating assets and liabilities:
     Prepaid expenses                                              (71,219)                (1,049)
     Inventory                                                    (233,727)                    --
     Accounts payable and accrued liabilities                       79,628                 29,989
                                                              ------------           ------------
          CASH USED IN OPERATING ACTIVITIES                     (1,757,421)              (258,108)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on loan payable - related party              (140,070)                (7,707)
  Proceeds on loan payable - related party                          75,000                     --
  Principal payments on loan payable - third party                (123,000)                    --
  Proceeds on loan payable - third party                           100,000                300,000
  Proceeds on convertible debt                                   2,300,000                     --
                                                              ------------           ------------
          CASH PROVIDED BY FINANCING ACTIVITIES                  2,211,930                292,293
                                                              ------------           ------------

NET INCREASE IN CASH                                               454,509                 34,184

CASH AT BEGINNING OF PERIOD                                            352                    131
                                                              ------------           ------------

CASH AT END OF PERIOD                                         $    454,861           $     34,315
                                                              ============           ============

NON-CASH TRANSACTIONS
  Beneficial conversion features                              $    647,887           $         --
                                                              ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE NINE MONTHS ENDED AUGUST 31:
  Income taxes                                                $         --           $         --
                                                              ============           ============
  Interest                                                    $     34,250           $         --
                                                              ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                     Notes to Unaudited Financial Statements
                                 August 31, 2015
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) (the Company) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is now focused on consumer products. The objective is investment in and development of high growth consumer brands and ingredients businesses. The Company is in the early growth stage and has transitioned out of their shell status with the Super-8 filing at the end of August, 2014. Its activities to date have been limited to capital formation, organization, development of its business plan and development of an array of products for sale.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from November 5, 2007 (date of inception) to August 31, 2015 and has a working capital deficit as

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                     Notes to Unaudited Financial Statements
                                 August 31, 2015
--------------------------------------------------------------------------------

of August 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the early growth stage at product introduction phase and expenses are increasing. They have secured short term bridge loans and a convertible promissory note to cover these expenses. The current cash of $454,861 is insufficient to cover the expenses they will incur during the next twelve months. The company is currently investigating various financing alternatives in order to address this issue.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The company is paying a director $500 per month rent for use of office space and services.

During the quarter ended February 28, 2015, the company paid off the balance of the loan payable of $53,820 due to Mark Holcombe, sole officer and director of the Company.

During the quarter ended February 28, 2015, Michael Browne loaned the Company $75,000 and the Company paid back $86,250 with $11,250 as a debt issuance cost which is recognized as interest expense when the loan is paid off.

NOTE 5. LOAN PAYABLE - THIRD PARTY

We have two short term loans. One for $200,000 and the other for $100,000 both bearing interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015 (payment maturity date extended to October 31, 2015) and July 21, 2015 (payment maturity date extended to December 31, 2015) respectively. As of August 31, 2015, the full amount of the loans are outstanding and the accrued interest expense is $30,215 ($21,333 and $8,882 respectively).

The Company analyzed the modification of the term under ASC 470-60 "Trouble Debt Restructurings" and ASC 470-50 "Extinguishment of Debt". The Company determined the modification is not substantial and the Company also determined that the fair value of the new debt is the same as the fair value of the old debt.

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

                           TRIDENT BRANDS INCORPORATED
                        (f/k/a SANDFIELD VENTURES CORP.)
                     Notes to Unaudited Financial Statements
                                 August 31, 2015
--------------------------------------------------------------------------------

debentures, convertible into shares of the company's common stock. The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 was received on May 14, 2015.

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable Issuance Date. The accrued interest expense is $69,942.

The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

Due to the note being convertible to the company common shares, beneficial conversion features analysis was performed. The intrinsic value is $647,887 which is recognized as debt discount. As of August 31, 2015, $339,225 of the debt discount is amortized and the unamortized discount is $308,662.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the conversion option should be classified as equity.

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

The Company is in the early growth stage at product introduction phase and has transitioned out of their shell status with the Super-8 filing in August, 2014. The Company's activities to date have been limited to capital formation, organization, development of its business plan and development of their products for sale. Everlast Lean, Everlast Burn, Everlast VP Vegan Protein and Everlast Fuel are now available for sale and the next few quarters should see a ramp-up in sales revenue. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 300,000,000 authorized common shares with a par value of $0.001 per share and 28,000,000 common shares issued and outstanding as of August 31, 2015.

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

A wholly-owned subsidiary, Brain Armor Incorporated has been registered. This business unit will hold the trademark license and all costs and revenue associated with commercial development of the Brain Armor(R) brand.

On June 29, 2015 Trident Brands appointed Dr. Neilank K. JHA, MD, FRCS (C) as special advisor to its Brain Armor subsidiary.

RESULTS OF OPERATIONS

We are in the early growth stage and have generated very little in revenues to date.

We incurred operating expenses of $462,214 and $109,745 for the three months ended August 31, 2015 and 2014, respectively and $1,282,749 and $200,833 for the nine months ended August 31, 2015 and 2014, respectively. These expenses consisted of general operating expenses, rent and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

We have sold $75,000 in equity securities to date. We sold $15,000 in equity securities to our officer and director and $60,000 to independent investors.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2015 was $454,861 with $2,588,484 in outstanding liabilities.

We have two short term loans. One for $200,000 and the other for $100,000 both bearing interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015 (payment maturity date extended to October 31, 2015) and July 21, 2015 (payment maturity date extended to December 31, 2015) respectively. As of August 31, 2015, the full amount of the loans are outstanding and the accrued interest expense is $30,215 ($21,333 and $8,882 respectively).

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

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable Issuance Date. The accrued interest expense is $69,942.

Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. We are an early growth stage company and have generated no significant revenue to date.

The following table provides selected financial data about our company for the quarter ended August 31, 2015.

                   Balance Sheet Data:             8/31/15
                   -------------------             -------

                   Cash                          $   454,861
                   Total assets                  $   760,856
                   Total liabilities             $ 2,588,484
                   Shareholders' equity          $(1,827,628)

PLAN OF OPERATION

CASH REQUIREMENTS

Over the next 12 months we intend to carry on business as a food and nutrition product company. We anticipate that we will incur the following operating expenses during this period:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

                   Expense                                 Amount ($)
                   -------                                 ----------

            Mangement-Professional fees                      300,000
            Agency and Services fees                         400,000
            Rent                                              10,000
            Consumer Marketing expenses                      500,000
            Other general administrative expenses            230,000
            Royalty obligations(1)                           240,000
                                                           ---------
            TOTAL                                          1,680,000
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

As shown in the accompanying financial statements, we have incurred net losses of $2,550,515 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 15, 2015            Trident Brands Incorporated


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