Form 10-K
period 2015-11-30
Trident Brands Inc
filed 2016-03-11
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 11, 2016, the registrant had 31,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 11, 2016.

                           TRIDENT BRANDS INCORPORATED
                                    FORM 10-K
                      For the year ended November 30, 2015
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Basis of Presentation                                                         3
Forward Looking Statements                                                    3

Part I

Item 1.     Business                                                          5
Item 1A.    Risk Factors                                                     13
Item 1B.    Unresolved Staff Comments                                        23
Item 2.     Properties                                                       23
Item 3.     Legal Proceedings                                                23
Item 4.     Mining Safety Disclosures                                        23

Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                23
Item 6.     Selected Financial Data                                          26
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        26
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       31
Item 8.     Financial Statements                                             31
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         31
Item 9A(T). Controls and Procedures                                          31
Item 9B.    Other Information                                                33

Part III

Item 10.    Directors, Executive Officers and Corporate Governance           33
Item 11.    Executive Compensation                                           38
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  39
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                            40
Item 14.    Principal Accountant Fees and Services                           42

Part IV

Item 15.    Exhibits                                                         42

BASIS OF PRESENTATION

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended November 30, 2015("Form 10-K") to the "Company", "we", "us", "our", "Trident" and "Trident Brands" or similar words and phrases are to Trident Brands Incorporated . and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States ("U.S.") dollars ("$"), except per share data, unless otherwise stated. Amounts expressed in other than U.S. dollars are noted accordingly. For example, amounts if expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol "Cdn $".

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate", "estimate", "intend", "project", "potential", "continue", "believe", "expect", "could", "would", "should", "might", "plan", "will", "may", "predict", the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to expected increases in revenues and margins, growth opportunities, the success of new product launches and line extensions, our ability to finance our business, potential strategic investments, business strategies, competitive strengths, goals, references to key markets where we operate and the market for our securities. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

     * we have a limited operating history with significant losses and expect losses to continue for the foreseeable future;
     * there is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations;
     * we could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations;
     * we are governed by only three persons serving as directors and officers which may lead to faulty corporate governance;
     *    we must attract and maintain key personnel or our business may fail;

     * we may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions;
     * our business and operating results could be harmed if we fail to manage our growth or change;
     * we have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations;
     * if our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable;
     * if we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could impact our ability to stay in business;
     * we could lose our competitive advantages if we are not able to protect any of our food and nutritional products and intellectual property rights against infringement, and any related litigation could be time-consuming and costly;
     * if we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained;
     * if we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained;
     * our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands;
     * our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm product sales and harm our financial condition and operating results;
     * if we do not introduce new products or make enhancements to adequately meet the changing needs of our customers, some of our products could fail in the marketplace, which could negatively impact our revenues, financial condition and operating results.
     * we are affected by laws and governmental regulations with potential penalties or claims, which could harm our financial condition and operating results;
     * since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality and which are manufactured in compliance with applicable laws, then our financial condition and operating results would be harmed;
     * we may incur material product liability claims, which could increase our costs and harm our financial condition and operating results;
     * unless we can generate sufficient cash from operations or additional raise funds, we may not be able to meet our debt obligations;
     * our customers generally are not obligated to continue purchasing products from us;
     * if we do not manage our supply chain effectively, our operating results may be adversely affected;
     * our stock price may be volatile, which may result in losses to our shareholders;
     * our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all;
     * the market price for our common stock is particularly volatile given our status as a relatively small and developing company, which could lead to wide fluctuations in our share price. Our shareholders may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you;

     * we do not anticipate paying any cash dividends to our common shareholders and as a result shareholders may only realize a return when the shares are sold;
     * we are listed on the OTCQB quotation system and our common stock is subject to "penny stock" rules which could negatively impact our liquidity and our shareholders' ability to sell their shares;
     * volatility in our common share price may subject us to securities litigation;
     * the elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees;
     * our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, included elsewhere in this report.

                                     PART I

ITEM 1. BUSINESS

BUSINESS DESCRIPTION

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was initially formed to engage in the acquisition, exploration and development of natural resource properties, but has since transitioned and is now focused on branded consumer products and food ingredients. The Company is in the early growth stage and has commenced commercial activities following a period of organization and development of its business plan.

The Company maintains a compelling portfolio of branded consumer products including nutritional products and supplements under the Everlast(R) and Brain Armor(R) brands, and functional food ingredients under the Oceans Omega brand. These brands are focused on the fast growing supplements and nutritional product and heart and brain health categories, supported by an established contract manufacturing, supply chain and research and development infrastructure, and a solid and proactive management team, board of directors and advisors with many years of experience in related categories.

CORPORATE LEGAL STRUCTURE AND RELATED MATTERS

Trident Brands Incorporated has three legal subsidiaries, as detailed below.

                          Trident Brands Incorporated
                         /              |             \
                        /               |              \
                       /                |               \
            100%                    100%                    85.5%
       Trident Brands         Sports Nutrition        Brain Armor Inc.
         Canada Ltd.            Products Inc.

Trident Brands Canada Ltd. is 100% owned by Trident Brands and holds various banking facilities, Sports Nutrition Product Inc. is 100% owned by Trident Brands and holds the license to market and sell products in the nutritional foods and supplemetns categories under the Everlast(R) brand, and Brain Armor Inc. is 85.5% owned by Trident Brands and holds the trademark related to the Brain Armor(R) brand.

The Company's administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 28,000,000 common shares were issued and outstanding as of November 30, 2015 and 31,000,000 common shares were issued and outstanding as of March 11, 2016.

HISTORY OF TRIDENT BRANDS

Trident Brands Incorporated was incorporated in the State of Nevada on November 5, 2007 as Sandfield Ventures Corp. Its primary business was resource exploration in that state but after a period of time management of the Company decided to take a new direction for the business and focus on consumer goods - primarily branded nutrition products and ingredients. We are currently in the product introduction and commercialization phase of our new business focus.

On June 12, 2013 the Board of Directors approved an agreement and plan of merger with a wholly-owned subsidiary called Trident Brands Incorporated. At that point we changed our name from Sandfield Ventures Corp. to Trident Brands Incorporated and Mark Holcombe assumed the role of Chief Executive Officer, President, Secretary and Treasurer.

Following that, on July 9, 2013, our Board of Directors approved a resolution to affect a 4 for 1 forward stock split. Upon effect of the forward split, our authorized capital increased from 75,000,000 to 300,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 7,000,000 to 28,000,000 shares of common stock, all with a par value of $0.001

On August 1, 2013, our directors approved the adoption of our 2013 Stock Option Plan which permits us to issue up to 4,200,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

On December 23, 2013, we signed a 15 year license agreement (including a ten year extension option) with Everlast(R) World's Boxing Headquarters Corp., International Brand Management & Licensing, to market and sell products in the nutritional foods and supplements category under the Everlast(R) brand. This licensing agreement enables us to introduce a portfolio of nutritional products in categories such as supplements and functional foods using this brand mark.

Effective March 21, 2014, we appointed the following individuals as officers and directors:

     * Donald MacPhee was appointed to our Board of Directors, Chair of the Audit Committee and as a member of the Corporate Governance Committee.
     * Scott Chapman was appointed to our Board of Directors, Chair of the Corporate Governance Committee, member of the Audit Committee and member of the Compensation Committee.
     * Michael Browne was appointed as our President, Chief Financial Officer, Treasurer and Secretary.
     *    Peter Salvo was appointed as our Controller.

At the same time Mark Holcombe resigned as Chief Executive Officer, President, Secretary and Treasurer, and was appointed as Chair of the Board of Directors and Chair of the Compensation Committee. Mr. Holcombe's resignation as Chief Executive Officer, President, Secretary and Treasurer was not the result of any disagreement with our Company regarding its operations, policies, practices or otherwise.

On May 5, 2014, we entered into a Product Development Agreement with Continental Ingredients Canada Inc. in support of our plan to commercialize nutritional supplements and functional food and beverage products for sales in North America. Under the Agreement, we engaged Continental Ingredients on an exclusive basis to provide services for the development, manufacturing and supply of our products for a period of five years commencing on May 5, 2014 and ending on May 4, 2019, such term to renew automatically for a further 12 months unless either party delivers a written termination notice six months prior to the expiration of the initial term or renewal period. This agreement has subsequently been revised effective December 9, 2015 and details are provided in the Key Developments in Fiscal 2015 section of this Form 10-K.

On May 5, 2014, we appointed Robert Campbell and Karen Arseneault as Special Advisors.

Also on May 5, 2014, we granted an aggregate of 2,875,000 stock options to directors, officers, and consultants of our company pursuant to our 2013 Stock Plan. The stock options are exercisable for five years from the date of grant at exercise prices of $0.75 per share for shares vesting 12 months from the date of issuance, $1.00 per share for shares vesting 24 months from the date of issuance and $1.50 for shares vesting 36 months from the date of issuance. Of the 2,875,000 stock options granted, we granted:

     1. 1,125,000 stock options to our then President, Chief Financial Officer, Treasurer and Secretary, Michael Browne;
     2. 300,000 stock options to each of our directors, Donald MacPhee, Scott Chapman, Mark Holcombe;
     3.   150,000 stock options to our controller, Peter Salvo; and
     4. 350,000 stock options to each of our special advisors, Robert Campbell and Karen Arseneault.

We subsequently transitioned out of our shell status with a Super-8 filing at the end of August, 2014.

KEY DEVELOPMENTS IN FISCAL 2015 AND FISCAL 2016 TO THE DATE OF THIS REPORT

On January 29, 2015, we entered into a securities purchase agreement with a non-US institutional investor whereby we agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the Company's common stock. We received the funds from the transaction in two traunches, $1,800,000 on February 5, 2015 and $500,000 on May 14, 2015.
The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum, payable in cash each quarter. We used the net proceeds from this transaction for working capital and general corporate purposes.

On February 27, 2015, we engaged Malone Bailey LLP as our new independent registered public accounting firm. On March 6, 2015, we formally informed George Stewart, CPA of their dismissal as the Company's independent registered public accounting firm. The reports of George Stewart, CPA on the Company's financial statements as of and for the fiscal years ended November 30, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company's ability to continue as a going concern. There had been no disagreements with George Stewart, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of George Stewart, CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years. Our Board of Directors participated in and approved the decision to change independent registered public accounting firms.

On March 1, 2015, we acquired, through a licensing agreement with DSM Nutritional Products LLC ("DNP"), the exclusive global rights to Brain Armor(R) dietary supplements, a plant-based DHA supplement designed specifically for the needs of athletes. At the same time, a wholly-owned subsidiary, Brain Armor Incorporated was registered to hold the trademark license and all costs and revenue associated with commercial development of the Brain Armor(R) brand. As per the agreement, DNP shall be the sole source of the Company's omega-3 oil requirements which will be DNP's life's DHATM oil and will supply the soft gel capsules in finished form to us. In order to maintain exclusivity to the license, we are required to meet certain targets with respect to product launches and sales volume. Also under the terms of the agreement we have the opportunity to exercise an option to purchase the Brain Armor(R) dietary supplement brand. The term of the Agreement and the license rights is for five
(5) years and shall be subject to successive one (1) year automatic renewal periods, assuming all performance milestones have been met.

On June 29, 2015, we appointed Dr. Neilank K. Jha, MD, FRCS (C) as a Special Advisor to its Brain Armor(R) subsidiary. On September 29, 2015 the Board of Directors of Brain Armor Inc. allotted 100,000 shares of common stock representing 10% of the issued and outstanding capital of Brain Armor Inc. to KONKUSSION Inc., a company controlled by Dr. Jha. Dr. Jha is a board certified Neurosurgeon FRCS(C) and a fellowship trained Spine Surgeon. Dr. Jha is one of North America's foremost concussion experts, with published articles, papers and book chapters, as well as presenting various abstracts at scientific meetings in Canada and the United States. Dr. Jha is the Founder and Chairman of the KONKUSSION program. His vision is to revolutionize and redefine the management of concussions.

On November 1, 2015, we entered into a consulting agreement with Dr. Julian Bailes wherein Dr. Bailes has agreed to provide consulting services as a Special Advisor to our Company and/or our subsidiary, Brain Armor Inc. for a period of 12 months. Pursuant to the consulting agreement, we agreed to issue to Dr. Bailes 5% of the issued and outstanding shares of Brain Armor Inc. effective November 30, 2015. As a result, our company now holds 85.5% of the issued and outstanding shares of Brain Armor Inc. Dr. Bailes is a nationally recognized leader in the field of neurosurgery and conducts research on the impact of brain injury on neurological function. Dr. Bailes is the Chairman of the Department of Neurosurgery at North Shore University Health System, Co-Director of the North Shore Neurological Institute, and a Clinical Professor of Neurosurgery at the University of Chicago Pritzker School of Medicine. The Company is working with both Dr. Jha and Dr. Bailes to research and develop line extensions and new products that support active lifestyles and sports participation under the Brain Armor(R) brand.

On November 30, 2015, Michael Browne signed a service contract with the company to serve as Brand Director of Trident Brands Inc. At that time his stock options were amended from a total of 1,125,000 which were issued May 5, 2014 to 625,000. As a result, total stock options outstanding as of November 30, 2015 are now 2,375,000.

On December 8, 2015, a Letter of Intent ("LOI") was signed confirming the intention of Trident Brands Inc. and Continental Ingredients Canada Inc. to enter into negotiations regarding the acquisition by Trident of up to 43% of the voting securities of Continental with an option to acquire the balance of all remaining issued and outstanding voting securities at the time of the closing of the transaction. Approval of any subsequent agreement, if any, is subject to approval by a Special Committee of the Board by April 15, 2016.

On December 9, 2015, we entered into a revised Product Development Agreement ("PDA") with Continental Ingredients Canada Inc. ("CIC") pursuant to which we engaged CIC on an exclusive basis to provide services for the development, manufacturing, and supply of our Everlast Nutrition(R) and Brain Armor(TM) brand nutritional supplements, and functional food and beverage products. CIC's services will include research and development, design, ingredient sourcing, production, distribution, and inventory management of our planned portfolio of branded products. In addition, CIC will manage all third party suppliers and manufacturers, and provide us with office space at their Oakville, Ontario, facility. The term of the PDA is for 5 years, expiring on December 9, 2020. The term will renew automatically for successive 12 month periods unless terminated by either party with 6 months' notice. This PDA replaced our previous agreement with CIC dated May 5, 2014 regarding our Everlast Nutrition(R) products. On March 1st 2016, the PDA was further amended to clarify that while neither party to the agreement can assign its interests or obligations without the prior written consent of the other party, a change of control in CIC shall not be considered an assignment of CIC's rights and obligations.

Effective December 15, 2015, Michael Browne resigned as President of our Company to focus on his Brand Director, Chief Financial Officer, Secretary and Treasurer responsibilities. Mr. Browne's resignation was not the result of any disagreement with our Company regarding our operations, policies, practices or otherwise.

Also, effective December 15, 2015, Donald MacPhee, one of our board members, was appointed as President and Chief Executive Officer of our Company.

On January 28, 2016, we issued 3,000,000 common shares pursuant to a Deed of Assignment dated effective January 20, 2015 among our Company, Oceans Omega LLC, and the assignor 2298107 Ontario Inc., pursuant to which the assignor assigned to our Company the assignor's non-exclusive rights to purchase, market, sell and distribute certain Omega 3 nutritional emulsions produced by Oceans Omega LLC to the food and beverage industries and exclusive rights to purchase, market, sell and distribute to the global meat industry.

On January 29, 2016, we entered into a Securities Purchase Agreement with one investor whereby we received proceeds of $250,000 in return for a $250,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 125,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue.

On February 29, 2016, we entered into a Securities Purchase Agreement with CIC whereby we received proceeds of $200,000 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 100,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue.

BUSINESS OBJECTIVES AND STRATEGIES

Our business brings together many years of seasoned expertise in branded consumer products, supply chain, product development and corporate finance. Our team has experience in developing and commercializing consumer products, in both global companies and specialty markets. Our purpose is to apply these capabilities in starting new product lines with specific competitive advantage. Our product development is focused on:

     *    Extending   established  brands  with  existing  equity  that  can  be leveraged;
     * Delivering consumer benefit with unique technology or intellectual properties; and
     *    Targeting dynamic growth segments.

Coupled with strategic capital investment, our focus is on investments within the fast growing nutritional product and functional food segments/sectors. Our goal is to provide our shareholders with outstanding ROI through a portfolio of branded platforms via an asset light business model when and where appropriate.

As part of our long-term strategy we are targeting the following growth opportunities:

     *    Brand licenses in fast growing categories;
     *    Consumer  goods  with  focus  on  supplements,   functional   foods  &
          beverages;
     * Life science technology that has applications in consumer products with a focus on nutritional, brain and heart health products; and
     *    Intellectual property and/or licenses in recognized brand platforms.

In addition to investments in brands and technology, we will seek to acquire positions in businesses to support our strategy through the use of common and/or preferred equity, senior secured, unsecured, and convertible debt in organizations who meet our investment goals. Through our management and directors vast expertise in both the consumer branded segment and strategic investment experience, we seek to provide our shareholders a sound return on their investment.

The Company's strategic objective is to:

     *    Build and grow strategic brands organically;
     *    Make strategic investments in high growth companies;
     *    Develop   and   then   merge   brands/business   lines   into   larger
          multi-national Companies; and
     * Mitigate risk by creating a diverse portfolio of brands/operations in the growth sectors listed above.

BRANDS

EVERLAST(R)

We have a long term license, with a 10 year extension option, to market and sell products in the nutritional foods and supplements category under the Everlast(R) brand. The US Dietary Supplement Segment continues to experience dynamic growth driven by favorable demographic trends, increased media coverage of dietary issues and greater emphasis on preventive health/wellness practices in the healthcare industry, and the Everlast(R) line of products are designed to capitalize on this dynamic.

BRAIN ARMOR(R)

In March 2015, we acquired, through a licensing agreement, the exclusive global rights to Brain Armor(R), a plant-based DHA supplement designed specifically for the needs of athletes. Brain Armor(R) helps optimize cognitive and visual performance by supplying a meaningful amount of DHA, an important Omega-3 shown to support brain, eye and heart health. Brain Armor(R) is powered by Life's DHA(R), a patented plant source of DHA grown in a FDA inspected facility.

OCEANS OMEGA

In January 2016 we obtained the rights to purchase, market, sell and distribute certain patented Omega 3 products produced by Oceans Omega LLC. The products have application as a functional food ingredient and include breakthrough technology for omega 3 fortification of food and beverages. Prior to acquiring these rights we acted as a distributor for the then rights owner.

PRODUCT SUPPLY

We procure our products utilizing a series of ingredient suppliers and strategic contract manufacturers. We also have a strategic agreement with Continental Ingredients Canada ("CIC") whereby they provide services for the development, manufacturing, and supply of our Everlast Nutrition(R) and Brain Armor(TM) brand nutritional supplements, and functional food and beverage products. CIC's services include research and development, design, ingredient sourcing, production, distribution, and inventory management of our planned portfolio of branded products. In addition, CIC manages all third party suppliers and manufacturers, and provides us with office space at their Oakville, Ontario, facility.

COMPETITION

We compete in the highly competitive branded nutritional products and functional foods market segments. These markets are highly competitive with many companies, large and small, competing for market share. The nutritional products market is one of the fastest growing markets in the world producing close to 32 billion dollars in revenue in 2012, and is projected to double, producing revenues exceeding 60 billion dollars by 2021 according to the Nutritional Business Journal. With the combination of high quality, scientifically designed and cost competitive products, and the equity in our brands, we believe we will be able to gain market share in rapidly growing markets.

COMPLIANCE WITH GOVERNMENT REGULATION

Our operations, supply chain and products are subject to a wide range of governmental regulations and policies in various regions where we operate, including the U.S. and Canada. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial and local levels. We believe we have processes and systems in place throughout our supply chain to meet the requirements of these regulations.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We currently do not directly own any material patents, trademarks, copyrights, franchises or concessions as these are currently owned by our licensing partners. We will assess the need for any copyright, trademark or patent applications on an ongoing basis as our business develops.

HUMAN RESOURCES, CONTRACT SERVICE PROVIDERS, EMPLOYEES

We operate our business via resources that provide services to the Company on a contractual basis. We feel this is most prudent as we can cost effectively meet our needs and leverage capabilities of talented individuals without employing on a full time basis. As the business grows we expect to add a number of full-time employees. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. Except for our stock option plan, there are presently no personal benefits available to our officers and directors.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish a history of profitable operations and, as at November 30, 2015, have an accumulated deficit of $3,800,118, realized since our inception on November 5, 2007. We have generated only nominal revenues since our inception and thus have incurred operating losses. Our profitability will require the successful commercialization and sales of our planned products at acceptable margins. We may not be able to successfully achieve any of these requirements or ever become profitable.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES FROM OPERATIONS, ACCUMULATED DEFICIT AND INSUFFICIENT CASH RESOURCES TO MEET OUR BUSINESS OBJECTIVES, ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended November 30, 2015 and 2014 with respect to their substantial doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the years ended November 30, 2015, we have generated operating losses since inception, and our cash resources are currently insufficient to meet our planned business objectives, which together raises substantial doubt about our ability to continue as a going concern.

WE COULD FACE INTENSE COMPETITION, WHICH COULD RESULT IN LOWER REVENUES AND HIGHER EXPENDITURES AND COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Unless we keep pace with changing market demands, we could lose existing customers and more importantly fail to win new and retain any future customers. In order to compete effectively in the food and nutritional products industry, we must continually design, develop implement and market new and/or enhanced products and strategies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace. Our strategy of expanding our food and nutrition business may not be successful and could adversely affect our business operations and financial condition.

Further, our plan to pursue sales of our product in international markets may be limited by risks related to conditions in such markets.

WE ARE GOVERNED BY ONLY THREE PERSONS SERVING AS DIRECTORS AND OFFICERS WHICH MAY LEAD TO FAULTY CORPORATE GOVERNANCE.

Currently our board does not include any independent directors and as a result we do not have any independent committees. This could lead to less than preferable governance practices due to this lack of independence.

WE MUST ATTRACT AND MAINTAIN KEY PERSONNEL OR OUR BUSINESS MAY FAIL.

Success depends on the acquisition of key personnel. We will have to compete with other companies both within and outside the food and nutritional products industry to recruit and retain competent employees and contract resources. If we cannot maintain qualified resources to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS DUE TO CHANGES IN GENERAL ECONOMIC CONDITIONS.

We anticipate requiring additional capital to fulfill our contractual obligations (as noted in our audited financial statements), continue development of our planned products to meet market evolution, and execute our business plan. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.

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

OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED IF WE FAIL TO MANAGE OUR GROWTH OR CHANGE.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel, operating and financial resources. To manage possible growth and change, we must continue to locate skilled professionals in the food and nutritional products industries and adequate funds in a timely manner.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN GROWING OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have achieved minimal revenues to date and have limited assets. There can be no assurance that we will ever operate profitably. We have a limited operating history. Our success is significantly dependent on the successful marketing and sales of our food and nutritional products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the uncertainties arising from the absence of a significant operating history. We may be unable profitably sell our food and nutritional products and thus operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND WE MAY NOT BE PROFITABLE.

Our commercial success may depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and products as well as successfully defending third-party challenges to such technologies and products. We will be able to protect our technologies and product from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

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

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our employees, consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and products, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

IF WE ARE THE SUBJECT OF AN INTELLECTUAL PROPERTY INFRINGEMENT CLAIM, THE COST OF PARTICIPATING IN ANY LITIGATION COULD IMPACT OUR ABILITY TO STAY IN BUSINESS.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. The impact of this could impact our ability to stay in business.

WE COULD LOSE OUR COMPETITIVE ADVANTAGES IF WE ARE NOT ABLE TO PROTECT ANY OF OUR FOOD AND NUTRITIONAL PRODUCTS AND INTELLECTUAL PROPERTY RIGHTS AGAINST INFRINGEMENT, AND ANY RELATED LITIGATION COULD BE TIME-CONSUMING AND COSTLY.

Our success and ability to compete depends to a significant degree on our licenses and the ability to use our food and nutritional products. If any of our competitor's copies or otherwise gains access to any of our competitive advantages or develops similar products independently, our ability to compete would be negatively impacted.

We also consider our assigned trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brands. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH OUR FUTURE BUSINESS RESULTS COULD BE HARMED AND OUR MANAGERIAL AND OPERATIONAL RESOURCES MAY BE STRAINED.

As we proceed with the commercialization of our portfolio, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add resources to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

OUR SERVICES MAY BECOME OBSOLETE AND UNMARKETABLE IF WE ARE UNABLE TO RESPOND ADEQUATELY TO RAPIDLY CHANGING TECHNOLOGY AND CUSTOMER DEMANDS.

Our industry is characterized by rapid changes in market demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to and anticipate market demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to comply with emerging industry or governmental standards.

OUR FAILURE TO APPROPRIATELY RESPOND TO CHANGING CONSUMER PREFERENCES AND DEMAND FOR NEW PRODUCTS OR PRODUCT ENHANCEMENTS COULD SIGNIFICANTLY HARM PRODUCT SALES AND HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Our business is subject to changing consumer trends and preferences. Our success depends on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. The nutritional supplement industry is characterized by rapid and frequent changes in demand new product introductions and enhancements. Our failure to predict these trends could negatively impact consumer opinion of our products and thus commercial success.

IF WE DO NOT INTRODUCE NEW PRODUCTS OR MAKE ENHANCEMENTS TO ADEQUATELY MEET THE CHANGING NEEDS OF OUR CUSTOMERS, SOME OF OUR PRODUCTS COULD FAIL IN THE MARKETPLACE, WHICH COULD NEGATIVELY IMPACT OUR REVENUES, FINANCIAL CONDITION AND OPERATING RESULTS.

The business of marketing of food and nutritional products is highly competitive and sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers. We must continually adapt to marketplace demands in order to avoid negatively impacting our results.

WE ARE AFFECTED BY LAWS AND GOVERNMENTAL REGULATIONS WITH POTENTIAL PENALTIES OR CLAIMS, WHICH COULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

The formulation,  manufacturing, packaging, labeling, distribution, advertising,
licensing,   sale  and  storage  of  our  products  are  affected  by  laws  and governmental regulations.

New regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in loss of revenues. We are subject to FDA rules for current good manufacturing practices, or GMPs, for the manufacture, packing, labeling and holding of nutritional products distributed in the United States. We have retained supply partners that maintain a comprehensive quality assurance program designed to address these regulations.

If these supply partners fail to comply with the GMPs and regulations, this could negatively impact our reputation and ability to sell products even though we are not directly liable under the GMPs and regulations for such compliance.

SINCE WE RELY ON INDEPENDENT THIRD PARTIES FOR THE MANUFACTURE AND SUPPLY OF CERTAIN OF OUR PRODUCTS, IF THESE THIRD PARTIES FAIL TO RELIABLY SUPPLY PRODUCTS TO US AT REQUIRED LEVELS OF QUALITY AND WHICH ARE MANUFACTURED IN COMPLIANCE

WITH APPLICABLE LAWS, THEN OUR FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED.

We cannot be assured that our outside contract manufacturers will continuously, reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA's GMP regulations. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot be assured we will not experience financial hardship or capacity constraints in future that could interrupt supply and thus our ability to profitably market our products.

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

UNLESS WE CAN GENERATE SUFFICIENT CASH FROM OPERATIONS OR RAISE ADDITIONAL FUNDS, WE MAY NOT BE ABLE TO MEET OUR DEBT OBLIGATIONS;

On May 1, 2014, the Company obtained a short term loan of $200,000 from Rene Arseneault. The loan bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. The loan was due on April 30, 2015, was extended to October 31, 2105 and while now technically in default, the parties to the obligation are working co-operatively to finalize the terms of repayment. On July 21, 2014, the Company obtained another short term loan of $100,000 from 1169822 Ontario Limited. The loan bears interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. The loan and accrued and unpaid interest was extended to May 31, 2016. And on November 2, 2015, the company obtained another short term loan of $180,000 from Continental Ingredients Incorporated. The loan bears interest at the rate of 8% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on November 2, 2016. As of November 30, 2015, all three short term loans are still outstanding. The accrued interest expense is $37,415 ($25,333, $10,882 and $1,200 respectively). As noted in the section entitled Key Developments in Fiscal 2015 and Fiscal 2016 to the Date of this Report, in addition to the debts noted above, we entered into Securities Purchase Agreements Dated January 29, 2016 and February 29, 2016 for proceeds of $250,000 and $200,000, on the terms as described.

Our company had $187,886 in cash at the end of November 30, 2015. Unless we are able to generate cash from the sale of product or obtain long term financing, we may not be able to fulfill our obligation to pay off the loans.

OUR CUSTOMERS  GENERALLY ARE NOT OBLIGATED TO CONTINUE  PURCHASING PRODUCTS FROM
US

Many of our customers buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers' sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition or results of operations.

IF WE DO NOT MANAGE OUR SUPPLY CHAIN EFFECTIVELY, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

Our supply chain is complex. We rely on suppliers for our raw materials and for the manufacturing, processing, packaging and distribution of many of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall.

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

OUR COMMON SHARES ARE THINLY TRADED AND OUR SHAREHOLDERS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES, OR AT ALL.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Our shares have historically been sporadically or "thinly-traded" meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company in its development phase which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trades without an adverse effect on share price. We cannot be assured that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON STOCK IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY SMALL AND DEVELOPING COMPANY, WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. OUR SHAREHOLDERS MAY BE UNABLE TO SELL YOUR COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE IF AT ALL, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stock/over the counter stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price and there can be no assurance that our shares could not be impacted by these practices.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS TO OUR COMMON SHAREHOLDERS AND AS A RESULT SHAREHOLDERS MAY ONLY REALIZE A RETURN WHEN THE SHARES ARE SOLD.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings to implement our business plan;

accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

WE ARE LISTED ON THE OTCQB QUOTATION SYSTEM AND OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES WHICH COULD NEGATIVELY IMPACT OUR LIQUIDITY AND OUR SHAREHOLDERS' ABILITY TO SELL THEIR SHARES.

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

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION. The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources and impact our ability to operate as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property and we currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

As of November 30, 2015, we had 28,000,000 Shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

Of the 28,000,000 shares of common stock outstanding as of November 30, 2015, 10,000,000 shares are owned by Mark Holcombe, a former officer and current director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

The stock transfer agent for our securities is Action Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 30, 2015, we have issued the following securities under our 2013 Stock Option Plan:


                            Number of                        Exercise                       Vesting from
  Name and Position          Options       Date of Grant      Price         Expiration      Date of Grant
  -----------------          -------       -------------      -----         ----------      -------------

1. Michael Browne            375,000        May 5, 2014       $0.75        May 5, 2019       12 months
   (former                   125,000        May 5, 2014       $1.00        May 5, 2019       August 2016
   President), Brand         125,000        May 5, 2014       $1.50        May 5, 2019       August 2017
   Director, Chief
   Financial  Officer,
   Treasurer and
   Secretary

2. Donald MacPhee            100,000        May 5, 2014       $0.75        May 5, 2019       12 months
   President & CEO,          100,000        May 5, 2014       $1.00        May 5, 2019       24 months
   Director, Chair of        100,000        May 5, 2014       $1.50        May 5, 2019       36 months
   the Audit Committee
   and member of the
   Corporate Governance
   Committee

3. Scott Chapman             100,000        May 5, 2014       $0.75        May 5, 2019       12 months
   Director,  Chair of       100,000        May 5, 2014       $1.00        May 5, 2019       24 months
   Corporate Governance      100,000        May 5, 2014       $1.50        May 5, 2019       36 months
   Committee

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

6. Robert Campbell           116,666        May 5, 2014       $0.75        May 5, 2019       12 months
   Special Advisor           116,666        May 5, 2014       $1.00        May 5, 2019       24 months
                             116,667        May 5, 2014       $1.50        May 5, 2019       36 months

7. Karen Arseneault          116,666        May 5, 2014       $0.75        May 5, 2019       12 months
   Special Advisor           116,666        May 5, 2014       $1.00        May 5, 2019       24 months
                             116,667        May 5, 2014       $1.50        May 5, 2019       36 months

   TOTAL:                  2,375,000

SECTION 16(a)

Based solely upon a review of Forms 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING FINANCIAL INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section provides analysis of our operations and financial position for the fiscal year ended November 30, 2015 and includes information available to March 11, 2015, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

Certain  statements  contained  in  this  MD&A  may  constitute  forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as "anticipate", "estimate", "intend", "project", "potential", "continue", "believe", "expect", "could", "would", "should", "might", "plan", "will", "may", "predict", or other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the "Risk Factors" section at Item 1A of this Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on our experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The following are the accounting estimates which we believe to be most important to our business.

REVENUE RECOGNITION

We recognize revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place; price is fixed or determinable; and collection is reasonably assured. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

INVENTORY

Inventory is our largest current asset other than Cash and consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, measured on a first-in, first out basis, or estimated net realizable value. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. These factors include the age of inventory, the amount of inventory held by type, future demand for products, and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from our estimated value of inventory.

INCOME TAXES

We are liable for income taxes in jurisdictions where we operate. Our effective tax rate may differ from the statutory tax rate and will vary from year to year primarily as a result of any permanent differences, investment and other tax credits, as well as the provision for income taxes at different rates in various jurisdictions. In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses may result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management's estimate it will take to use the tax assets and any other special circumstances. Given our history of operating losses we have taken a valuation allowance to offset the potential future value of loss carry-forwards.

STOCK-BASED COMPENSATION

We maintain a stock incentive plan under which stock options and other stock-based awards may be granted to selected officer, directors and service providers. For grants of stock options, we are required to estimate a number of inputs at each grant date, such as the estimated life of the option, future stock price volatility, and the forfeiture rate used in the Black-Scholes option-pricing model to determine a fair value for the options granted to employees or non-employee directors. Once determined at the grant date, the fair value of the stock option award is recorded over the vesting period of the options granted.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three month periods ended November 30 2015 and 2014, and the fiscal years ended November 30, 2015 and 2014.

Our operating results for twelve month periods ended November 30, 2015 and 2014 are summarized as follows:

                                             Twelve Months        Twelve Months
                                                Ended                Ended
                                                Nov 30,              Nov 30,
                                                 2015                 2014
                                             ------------         ------------

Revenues                                     $     16,569         $        479
Cost of Goods                                $      9,951         $        305
Operating Expenses                           $  2,286,348         $    387,158
Other Expenses                               $    890,094         $    122,215
Net Income (Loss)                            $ (3,169,824)        $   (509,199)


REVENUES

We have generated very limited revenues since our inception on November 5, 2007. Revenues increased in 2015 as we commenced commercialization of our product offering and we expect this to continue in 2016 and beyond as we ramp-up the commercialization of our Everlast(R), Brain Armor(R) and Oceans Omega branded product offerings.

OPERATING EXPENSES

Our operating expenses twelve month periods ended November 30, 2015 and 2014 are outlined in the table below:

                                             Twelve Months        Twelve Months
                                                Ended                Ended
                                                Nov 30,              Nov 30,
                                                 2015                 2014
                                             ------------         ------------

Professional Fees                            $    270,781         $    130,383
General & Administrative Expenses            $    981,211         $     36,617
Marketing, Selling & Warehousing Expenses    $    878,479         $    108,265
Management Salary                            $     75,000         $     56,000
Director's Fees                              $     72,000         $     48,000
Rent                                         $      8,877         $      7,893

Operating expenses for the twelve month period ended November 30, 2015 were $2,286,348 as compared to $387,158 for the comparative period in 2014, an increase of approximately 590%. The increase in our operating expenses is primarily due to an increased marketing and promotional expenses, professional fees and general and administrative costs as we build and roll-out our product offerings, as well as increased stock option compensation expense related to options issued in 2014. These costs are expected to continue to increase throughout 2016 as we continue to develop and commercialize our product offerings.

OTHER EXPENSES

Other expenses for the twelve month period ended November 30, 2015 increased to $890,094 versus $122,215 in the comparative period in 2014. The increase was due to increased interest expense of approximately $650,000 due to higher debt levels and the impact of the beneficial conversion feature related to the convertible note entered into in 2015, plus an increase in royalties as per the terms of the Everlast(R) License Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2015 was $187,886. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months. We are an early growth stage company and generated only $16,569 in revenue in 2015.
On January 29, 2015, we entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. We received $1,800,000 of the funds from the transaction on February 5, 2015 and the balance of $500,000 on May 14, 2015.

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable issuance date or such other time as the parties agree upon. The accrued interest expense is $104,442.

Subsequent to year end on January 29, 2016 and February 29, 2016, we entered into Securities Purchase Agreements whereby we received proceeds of $250,000 and $200,000 in return for secured promissory notes of $250,000 and $200,000 due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 125,000 and 100,000 warrants respectively to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue.

Going forward we expect to continue to need to raise funds via both debt and equity offerings to support the anticipated growth of our business.

PLAN OF OPERATION

CASH REQUIREMENTS

Over the next 12 months we intend to carry on business as a food and nutritional products company. We anticipate that we will incur the following cash operating expenses during this period:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

                    Expense                                Amount ($)
                    -------                                ----------

            Professional fees                                260,000
            Consulting/Advisor fees                          480,000
            Rent                                              30,000
            Sales, Travel and Marketing                    1,015,000
            Other general administrative expenses            520,000
            Royalty obligations (1)                          415,000
                                                           ---------
            TOTAL                                          2,720,000
                                                           =========
----------
(1) Due in part to the Trade Mark License Agreement of June 4, 2013 that was assigned to us in the assignment Agreement dated December 23, 2013.

We will require funds of approximately $2,720,000 over the next twelve months to operate our business. We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

GOING CONCERN

The accompanying financial statements included in this Form 10-K are presented on a going concern basis. There is substantial doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $3,800,118 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS

Our Consolidated Financial Statements required by this item are set forth immediately following the signature page to this Form 10-K.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date and identified the following material weaknesses:

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

Management has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

     Name             Age                          Position
     ----             ---                          --------

Mark Holcombe (1)     44    Director,  Chair  of the  Board  of  Directors  and
                            Chair of the Compensation Committee.

Donald MacPhee (2)    54    President & CEO (effective  December 15, 2015),
                            Director, Chair of the Audit Committee and member of the Corporate Governance Committee.

Scott Chapman (3)     52    Director,  member of the Audit Committee and Chair
                            of  the Corporate Governance Committee

Michael Browne (4)    54    Brand  Director, Chief Financial Officer, Treasurer
                            and Secretary, (served as President through December 15, 2015).

Peter Salvo (5)       61    Controller.

----------
(1) Mark Holcombe was appointed as a Director of our company on November 5, 2007 and served as Chief Executive Officer, President, Secretary and Treasurer through March 21, 2014. H also serves as Chair of the Board of Directors and as Chair of the Compensation Committee.
(2) Donald MacPhee was appointed as President and CEO on December 15, 2015 and as a Director and to his other roles with our Company on March 21, 2014.
(3) Scott Chapman was appointed as a Director and Chair of the Governance Committee of our company on March 21, 2014.
(4) Michael Browne was appointed Brand Director on November 30, 2015 and as Chief Financial Officer, Treasurer and Secretary of our company on March 21, 2014. He resigned as President of the Company on December 15, 2015.
(5)  Peter Salvo was appointed as a Controller of our company on March 21, 2014.

Our directors will serve in that capacity until our next annual shareholder meeting or until their successor is elected or appointed and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

MARK HOLCOMBE, DIRECTOR, CHAIR OF THE BOARD OF DIRECTORS AND CHAIR OF THE COMPENSATION COMMITTEE.

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

Mr. Holcombe holds a B.A. from Colgate University and graduated from the Chemical Bank Corporate Finance Analyst Training Program.

DONALD MACPHEE, PRESIDENT & CEO, DIRECTOR, CHAIR OF THE AUDIT COMMITTEE

Donald MacPhee assumed the President and CEO role effective December 15, 2015. Mr. MacPhee co-founded Continental Ingredients in 1994 and played a major role in taking the company from $650,000 in revenue to over $50 million today. He has over 30 years of experience in the food and beverage ingredient industry. Don has worked closely with major North American food and beverage manufacturers to develop new products for their portfolios.

Mr. MacPhee holds a business administration and marketing degree from St. Lawrence College.

SCOTT CHAPMAN, DIRECTOR, CHAIR OF THE CORPORATE GOVERNANCE COMMITTEE

Scott Chapman is an investment professional with over 20 years of experience both in Canada and internationally. Mr. Chapman has acted as senior vice president with Verdmont Capital (Panama City, Panama); senior partner with Lines Overseas Management (Bermuda, Bahamas); and in institutional, retail sales with Midland Walwyn (Montreal, Quebec).

Across numerous financial sectors, Mr. Chapman's responsibilities have included corporate finance, venture capital, institutional and retail sales.

From April 2009 to present, Mr. Chapman has been the owner of Hyperion Management. Hyperion is in the business of venture capital, marketing, corporate governance and sports management. From Jun 2007 to August 2009, Mr. Chapman was the Senior Vice President of Verdmont Capital. While at Verdmont, he traded a $300m client asset base for the full-service securities and investment management firm, including all U.S., Canadian, European and Asian markets, in addition to raising capital for numerous private and public companies.

Mr. Chapman is a native of Montreal, Quebec educated at Concordia University and has recently returned to Montreal after 10 years of working in Bermuda, the Bahamas and Panama.

MICHAEL BROWNE, BRAND DIRECTOR, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY

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

From September 2003 to November 2010, Mr. Browne was employed by MillerCoors in various positions. Most recently, he was the Vice President of Marketing for the above premium portfolio from August 2008 to November 2010. As Vice President of Marketing, Mr. Browne lead the above premium portfolio including key brands that included Blue Moon, Leinenkugel, Molson, and SAB international imports (Peroni, Pilsner Urquell, Grolsch), and super premium brands (Sparks, Miller Chill). Mr. Browne drove craft beer share growth and increases in value of key franchises. Further, his broad range of commercial responsibilities included sales execution planning, cultivating key distributor relationships, collaborating with global trademark owners, and capability development for professional marketing staff of 24.

PETER SALVO, CONTROLLER

Peter Salvo is a professional accountant with over 25 years of experience in manufacturing, most notably in the automotive industry. Mr. Salvo has served in many capacities, most recently as controller and finance manager with Meritor Suspension Systems Company for 14 years. He has also worked for Rockwell International for 11 years as Manager of Financial Analysis. Mr. Salvo has extensive financial management experience and served as a key member of various management teams. His experience includes development of business operating plans, preparation of sales and profit projections, preparation of monthly financial statements and variance analysis, cash flow forecasts, standard costing and inventory controls, capital expenditure and cost benefit analysis, implementation of internal controls and safeguarding of assets.

Mr. Salvo is a Chartered Professional Accountant (CPA), received his Certified Management Accountant designation in 1985 and holds a bachelor degree in commerce from McMaster University.

EXECUTIVE MANAGEMENT AND BOARD OF DIRECTORS

Our executive management team represents a significant depth of experience in public companies, food and nutritional products, marketing, and domestic and international business development. The team represents a cross-disciplinary approach to management and business development.

We believe that all of our directors' respective educational background, operational and business experience give them the qualifications and skills necessary to serve as directors of our company. Our board of directors consists solely of Mr. Holcombe, Mr. D. MacPhee and Mr. Chapman.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation      Total
------------    ----   ------     -----      ------      ------     ------       --------      ------      -----
Michael         2015     0          0           0          0           0            0         $46,500     $46,500
Browne,         2014     0          0           0          0           0            0         $40,000     $40,000
Brand
Director &
CFO, (Former
President)

Peter Salvo,    2015     0          0           0          0           0            0         $25,000     $25,000
Controller      2014     0          0           0          0           0            0         $16,000     $16,000

Mark            2015     0          0           0          0           0            0         $99,000     $99,000
Holcombe,       2014     0          0           0          0           0            0         $16,000     $16,000
Director,

Donald          2015     0          0           0          0           0            0         $24,000     $24,000
MacPhee,        2014     0          0           0          0           0            0         $16,000     $16,000
Pres & CEO,
Director

Scott           2015     0          0           0          0           0            0         $24,000     $24,000
Chapman,        2014     0          0           0          0           0            0         $16,000     $16,000
Director

Our officers and directors have written service contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, of which no options were issued in 2015, there are presently no personal benefits available to our officers and directors.

On November 30, 2015, Michael Browne signed a service contract with the company to serve as Brand Director of Trident Brands Inc. At that time his stock options were amended from a total of 1,125,000 to 625,000. As a result, total stock options outstanding as of November 30, 2015 are now 2,375,000.

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Mark Holcombe    $24,000        0          0            0                0            $75,000       $99,000

Donald MacPhee   $24,000        0          0            0                0                  0       $24,000

Scott Chapman    $24,000        0          0            0                0                  0       $24,000

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

                                                                           Amount and
                                                                           Nature of
  Name and Address                                                         Beneficial         Percent
of Beneficial Owner         Office, If Any            Title of Class      Ownership (1)     of Class (2)
-------------------         --------------            --------------      -------------     ------------
OFFICERS AND DIRECTORS

Mark Holcombe               Director and Chair of      Common Stock        10,000,000          32.26%
                            the Board and
                            Compensation Committee

Donald MacPhee              President & CEO,           Common Stock           188,000           0.61%
                            Director - Chair of
                            the Audit Committee
                            and member of the
                            Corporate Governance
                            Committee

ALL OFFICERS AND DIRECTORS AS A GROUP                  Common stock,       10,188,000          32.87%
                                                       $0.001 par value

5%+ SECURITY HOLDERS

None.                       n/a                        n/a                      n/a              n/a

ALL 5%+ SECURITY HOLDERS                               Common stock,              0             0.00%
                                                       $0.001 par value

----------
(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2) Percentage of shares outstanding is calculated based on total shares outstanding as at March 11, 2016 of 31,000,000. This total does not include outstanding warrants or options of the Company.
(3) Continental Ingredients of Canada Inc. holds 400,000 common shares of our company and Donald MacPhee is a former Managing Partner and now Strategic Advisor of Continental Ingredients with 47.0% ownership share in Continental Ingredients.

CHANGES IN CONTROL

We do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The following includes a summary of transactions since the beginning of the November 30, 2015 fiscal year, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

MARK HOLCOMBE

During the quarter ended February 28, 2015, the company paid off the balance of the loan payable that was non-interest bearing with no specific repayment terms of $53,820.

In addition, our company rents office space from Mr. Holcombe for $500 per month.

DONALD MACPHEE

On December 9, 2015, we entered into a Product Development Agreement with Continental Ingredients Canada Inc. with respect to our plan to commercialize nutritional supplements and functional food and beverage products under our Everlast(R) Nutrition and Brain Armor(R) brands for sales in the North America. This agreement supersedes the previous agreements entered in to by the Parties and was subsequently amended effective March 1, 2016 as detailed previously..

Under the Agreement, our company has exclusively engaged Continental Ingredients to provide services with respect to the development, manufacture and supply of the Products for a period of five years commencing on December 9, 2015 and ending on December 19, 2020, such term to renew automatically for a further 12 months unless either party delivers written termination notice six months prior to the expiration of the initial term or renewal period.

Continental Ingredients will submit for approval from our company, proposals for the production of any products. Once product specifications have been approved by us, the parties will enter into separate production agreements for the manufacturing, pricing and distribution of the products (the "PRODUCTION AGREEMENTS"). The pricing of the products under any Production Agreements will result in a gross margin to Continental Ingredients of 8 percent, as more particularly described in the Product Agreement.

On February 29, 2016, we entered into a Securities Purchase Agreement with CIC whereby we received proceeds of $200,000 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 100,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue.

Donald MacPhee is a former Managing Partner and now Strategic Advisor of Continental Ingredients with 47.0% ownership share in Continental Ingredients and a director of our Company as of March 21, 2014. Continental Ingredients owns 400,000 common shares of our Company, which is approximately 1.29% of our issued and outstanding common stock as of March 11, 2016.

PROMOTERS AND CERTAIN CONTROL PERSONS

Mark Holcombe, who is one of three directors of our company, was our only promoter in the past five fiscal years. Mr. Holcombe has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter. However, he holds 10,000,000 or approximately 32.26% of our issued and outstanding common shares. Additionally, Mr. Holcombe receives fees for his service on our Board of Directors plus fees as a contracted service provider for the Company. As of March 11, 2016 Mr. Holcombe also has the following options:

 Number of                         Exercise                       Vesting from
  Options       Date of Grant       Price        Expiration       Date of Grant
  -------       -------------       -----        ----------       -------------

  100,000        May 5, 2014        $0.75       May 5, 2019        12 months
  100,000        May 5, 2014        $1.00       May 5, 2019        24 months
  100,000        May 5, 2014        $1.50       May 5, 2019        36 months

CORPORATE GOVERNANCE

We currently act with three directors, consisting of Mark Holcombe, Donald MacPhee and Scott Chapman. Only Scott Chapman is independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $16,500 and for other services were $Nil during the year ended November 30, 2015. Malone Bailey LLP, our new independent registered public accounting firm, completed the 2015 audit.

The total fees charged to the company for audit services were $10,700 and for other services were $Nil during the year ended November 30, 2014. The 2014 audit was completed by our previous independent registered accounting firm, George Stewart, CPA.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit                       Description
     -------                       -----------

      3(i)        Articles of Incorporation*
      3(ii)       Bylaws*
     31.1         Sec. 302 Certification of CEO
     31.2         Sec. 302 Certification of CFO
     32.1         Sec. 906 Certification of CEO
     32.2         Sec. 906 Certification of CFO
    101           Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* Included in our original Registration Statement on Form SB-2 (subsequently amended utilizing Form S-1) under Commission File Number 333-148710.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2016                    Trident Brands Incorporated


                                  /s/ Donald MacPhee
                                  ----------------------------------------------
                                  By: Donald MacPhee
                                  (President, Chief Executive Officer, Director)


                                  /s/ Peter Salvo
                                  ----------------------------------------------
                                  By: Peter Salvo
                                  (Controller)


                                  /s/ Mark Holcombe
                                  ----------------------------------------------
                                  By: Mark Holcombe
                                  (Director & Chair of the Board)


                                  /s/ Scott Chapman
                                  ----------------------------------------------
                                  By: Scott Chapman
                                  (Director)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Trident Brands Incorporated
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheet of Trident Brands Incorporated and its subsidiaries (collectively the "Company") as of November 30, 2015, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trident Brands Incorporated and its subsidiaries as of November 30, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operation and has a working capital deficit as of November 30, 2015. These conditions raise significant doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MaloneBailey, LLP
-----------------------------------
www.malonebailey.com
Houston, Texas
March 11, 2016

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Trident Brands Inc.

I have audited the accompanying balance sheet of Trident Brands Inc. as of November 30, 2014, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trident Brands Inc.,as of November 30, 2014, and the results of its operations and cash flows for the years ended November 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
--------------------------------
Seattle, Washington
February 24, 2015
March 10, 2016

                           TRIDENT BRANDS INCORPORATED
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of                  As of
                                                                        November 30,           November 30,
                                                                            2015                   2014
                                                                        ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    187,886           $        352
  Inventory                                                                  145,480                     --
  Prepaid                                                                     55,887                  1,049
                                                                        ------------           ------------
TOTAL CURRENT ASSETS                                                         389,253                  1,401
                                                                        ------------           ------------

      TOTAL ASSETS                                                      $    389,253           $      1,401
                                                                        ============           ============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $    184,680           $    134,758
  Accrued Liability                                                          181,024                 82,760
  Loan Payable - Related Party                                               180,000                 53,820
  Loan Payable - Third Party                                                 300,000                300,000
  Convertible Debt, net of discount $147,230                               2,152,770                     --
                                                                        ------------           ------------
TOTAL CURRENT LIABILITIES                                                  2,998,474                571,338
                                                                        ------------           ------------

      TOTAL LIABILITIES                                                    2,998,474                571,338
                                                                        ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 28,000,000 shares issued and outstanding
   as of November 30, 2015 and November 30, 2014                              28,000                 28,000
  Additional paid-in capital                                               1,177,540                 47,000
  Non-Controlling Interest in Subsidiary                                     (14,643)                    --
  Accumulated Deficit                                                     (3,800,118)              (644,937)
                                                                        ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (2,609,221)              (569,937)
                                                                        ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    389,253           $      1,401
                                                                        ============           ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                      Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                            Twelve Months          Twelve Months
                                                               Ended                  Ended
                                                            November 30,           November 30,
                                                                2015                   2014
                                                            ------------           ------------
REVENUES                                                    $     16,569           $        479

Cost of Sales                                                      9,951                    305
                                                            ------------           ------------
GROSS PROFIT                                                       6,618                    174

GENERAL & ADMINISTRATIVE EXPENSES                             (2,286,348)              (387,158)

OTHER EXPENSES
  Royalty Fees                                                  (225,545)              (110,000)
  Interest Expense                                              (664,549)               (12,215)
                                                            ------------           ------------
TOTAL OTHER EXPENSES                                            (890,094)              (122,215)
                                                            ------------           ------------

NET LOSS                                                    $ (3,169,824)          $   (509,199)
                                                            ============           ============

NET LOSS ATTRIBUTABLE TO TRIDENT                              (3,155,181)              (509,199)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS               (14,643)                    --
                                                            ------------           ------------

BASIC EARNING (LOSS) PER SHARE                              $      (0.11)          $      (0.02)
                                                            ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                    28,000,000             28,000,000
                                                            ============           ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
            Consolidated Statement of Changes in Stockholders' Equity
                 From the year ended November 30, 2015 and 2014
--------------------------------------------------------------------------------

                                                Common      Additional
                                  Common        Stock        Paid-in      Accumulated   Non-Conrolling
                                  Stock         Amount       Capital        Deficit       Interest         Total
                                  -----         ------       -------        -------       --------         -----
BALANCE, NOVEMBER 30, 2013      28,000,000     $ 28,000    $    47,000    $  (135,738)    $      --     $   (60,738)

Net loss,  November 30, 2014                                                 (509,200)                     (509,200)
                               -----------     --------    -----------    -----------     ---------     -----------
BALANCE, NOVEMBER 30, 2014      28,000,000       28,000         47,000       (644,937)           --        (569,937)

Beneficial Conversion Feature                                  647,887                                      647,887
Stock Options Expenses                                         482,653                                      482,653
Net loss,  November 30, 2015                                               (3,155,181)      (14,643)     (3,169,824)
                               -----------     --------    -----------    -----------     ---------     -----------

BALANCE, NOVEMBER 30, 2015      28,000,000     $ 28,000    $ 1,177,540    $(3,800,118)    $ (14,643)    $(2,609,221)
                               ===========     ========    ===========    ===========     =========     ===========


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                      Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------



                                                              Twelve Months          Twelve Months
                                                                  Ended                  Ended
                                                              November 30,           November 30,
                                                                  2015                   2014
                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (3,169,824)          $   (509,199)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Debt issuance cost                                             34,250                     --
     Amortization of debt discount                                 500,657                     --
     Compensation-Options                                          482,653                     --
  Changes in operating assets and liabilities:
     Prepaid expenses                                              (54,838)                (1,049)
     Inventory                                                    (145,480)
     Accounts payable and accrued liabilities                      148,186                206,133
                                                              ------------           ------------
          CASH USED IN OPERATING ACTIVITIES                     (2,204,396)              (304,114)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on loan payable - related party              (140,070)                    --
  Proceeds on loan payable - related party                         255,000                  4,337
  Principal payments on loan payable - third party                (123,000)                    --
  Proceeds on loan payable - third party                           100,000                300,000
  Proceeds on convertible debt                                   2,300,000                     --
                                                              ------------           ------------
          CASH PROVIDED BY FINANCING ACTIVITIES                  2,391,930                304,337
                                                              ------------           ------------

NET INCREASE IN CASH                                               187,534                    223

CASH AT BEGINNING OF PERIOD                                            352                    131
                                                              ------------           ------------

CASH AT END OF PERIOD                                         $    187,886           $        353
                                                              ============           ============
NON-CASH TRANSACTIONS
  Beneficial conversion features                              $    647,887           $         --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR ENDED NOVEMBER 30:
  INCOME TAXES                                                $         --           $         --
                                                              ============           ============
  INTEREST                                                    $         --           $         --
                                                              ============           ============


                        See Notes to Financial Statements

                           TRIDENT BRANDS INCORPORATED
                   Notes to Consolidated Financial Statements
                                November 30, 2015
--------------------------------------------------------------------------------

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

PRINCIPAL OF CONSOLIDATION

The Company consolidated financial statements as of November 30, 2015 include the accounts of Trident Brands Incorporated and its subsidiaries: Trident Brands Canada Ltd, Sports Nutrition Products, Inc, and Brain Armor Inc.

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

INVENTORY

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) method.

                           TRIDENT BRANDS INCORPORATED
                   Notes to Consolidated Financial Statements
                                November 30, 2015
--------------------------------------------------------------------------------

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

EMPLOYEE STOCK-BASED COMPENSATION

The company accounts for stock-based compensation in accordance with ASC-718, "Compensation-Stock Compensation". ASC-718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

NON-EMPLOYEE STOCK-BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with the provision of ASC 505-50, "Equity Based Payments to Non-Employees" ("ASC 505-50"), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, "Fair Value Measurements and Disclosures". ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used I measuring fair value as follows:

     Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

     Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility

                           TRIDENT BRANDS INCORPORATED
                   Notes to Consolidated Financial Statements
                                November 30, 2015
--------------------------------------------------------------------------------

     factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

     Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

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

REVENUE

The Company maintains a portfolio of branded consumer products including nutritional products and supplements under the Everlast(R) and Brain Armor(R) brands, and functional food ingredients under the Oceans Omega brand.

The Company records revenue based on the following four criteria: collection probability is reasonably assure, delivery is complete, persuasive evidence of an arrangement and the price can be determined.

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.

                           TRIDENT BRANDS INCORPORATED
                   Notes to Consolidated Financial Statements
                                November 30, 2015
--------------------------------------------------------------------------------

Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant operations during the period from November 5, 2007 (date of inception) to November 30, 2015 and has a working capital deficit as of November 30, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the early growth stage at product introduction phase and expenses are increasing. They have secured short term bridge loans to cover these expenses. The current cash of $187,886 is insufficient to cover the expenses they will incur during the next twelve months. The Company is currently investigating various financing alternatives in order to address this issue

NOTE 4. WARRANTS AND OPTIONS

On May 5, 2014, Trident granted an aggregate of 2,875,000 stock options to directors, officers, employees and consultants of the Company pursuant to Trident's 2013 Stock Plan. The stock options are exercisable for five years from the date of grant at exercise prices of $0.75 per share for shares vesting 12 months from the date of issuance, $1.00 per share for shares vesting 24 months from the date of issuance and $1.50 for shares vesting 36 months from the date of issuance. Of the 2,875,000 stock options granted, Trident granted 1,125,000 stock options to its president, Michael Browne; 300,000 stock options to each of its directors, Donald MacPhee, Scott Chapman, Mark Holcombe; 150,000 stock options to its controller, Peter Salvo; and 350,000 stock options to each of its special advisors, Robert Campbell and Karen Arsenault. The stock options expire on May 5, 2019.

On November 30, 2015, Michael Browne's stock options were amended to 625,000. The total outstanding stock options as of November 30, 2015 are 2,375,000.

The company used the Black-Scholes model to value the stock options at $577,054. As of November 30, 2015, the company expensed $482,653 as compensation expense. Following are the assumptions used for the shares vested 12, 24 and 36 months from the date of issuance: Discount rate .9%, 1.29%, 1.29%; Volatility 68.35%, 67.35%, 68.50%; and Term 3.0, 3.5, 4.0.

                           TRIDENT BRANDS INCORPORATED
                   Notes to Consolidated Financial Statements
                                November 30, 2015
--------------------------------------------------------------------------------

The following table represents stock option activity as of and for the period ended November 30, 2015:


                                Number of      Weighted Average     Contractual Life     Intrinsic
                                 Options        Exercise Price          in Years           Value
                                 -------        --------------          --------           -----

Outstanding - Nov. 30,  2014    2,875,000            $1.00                4.5
Exercisabele - Nov. 30, 2014            0
Granted                           250,000
Exercised or Vested                     0
Cancelled or Expired              750,000
Outstanding - Nov. 30, 2015     2,375,000            $1.15                3.5
Exercisable - Nov. 30, 2015       958,334            $2.00                3.4            $354,583

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The company is paying a director $500 per month rent for use of office space and services.

During the quarter ended February 28, 2015, the company paid off the balance of the loan payable of $53,820 due to Mark Holcombe, sole officer and director of the Company.

During the quarter ended February 28, 2015 Michael Browne loaned the Company $75,000 and the Company paid back $86,250 with $11,250 as a debt issuance cost which is recognized as interest expense when the loan if paid off.

During the quarter ended November 30, 2015, Continental Ingredients Canada, Inc. loaned the Company $180,000 bearing interest at the rate of 8% per annum, payable on maturity, calculated on the principal amount of the loan outstanding. The $180,000 note was advanced during the year ended November 30, 2015. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on November 2, 2016. As of November 30, 2015, the full amount of the loan is outstanding and the accrued interest expense is $1,200.

During the year, the company purchased inventory from Continental Ingredients Canada, Inc. The total amount of inventory purchased was $291,385.

NOTE 6.  LOAN PAYABLE - THIRD PARTY

We have two short term loans. One for $200,000, and the other for $100,000 both bearing interest at the rate of 8.0% per annum, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015 (payment maturity date extended to October 31, 2015 and while now technically in default, the parties to the obligation are working co-operatively to finalize

                           TRIDENT BRANDS INCORPORATED
                   Notes to Consolidated Financial Statements
                                November 30, 2015
--------------------------------------------------------------------------------

the terms of repayment) and July 21, 2015 (payment maturity date extended to April 30, 2016) respectively. As of

November 30, 2015, the full amount of the loans are outstanding and the accrued interest expense is $36,215 ($25,333 and $10,882 respectively).

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

NOTE 7. CONVERTIBLE NOTE

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

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable Issuance Date. The accrued interest expense is $104,442.

The Company intends to use the net proceeds from this transaction for working capital and general corporate purposes.

Due to the note being convertible to the company common shares, beneficial conversion features analysis was performed. The intrinsic value is $647,887 which is recognized as debt discount. As of November 30, 2015, $500,657 of the debt discount is amortized and the unamortized discount is $147,230.

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

                           TRIDENT BRANDS INCORPORATED
                   Notes to Consolidated Financial Statements
                                November 30, 2015
--------------------------------------------------------------------------------

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

The Everlast Licence Agreement includes a clause stating that Manchester Capital Incorporated will guarantee that the Licensee shall perform all of its obligations and duties under the Licence Agreement. If the Licensee defaults in the payment when due of any amount it is obliged to pay to Licensor under the Licence Agreement, or arising from its termination, Manchester Capital is unconditionally responsible to pay that amount to Licensor in the manner prescribed in the Licence Agreement as if it were the Licensee.

The Royalty Calculation, as per the terms of the agreement, are as follows: In 2013, 7% of Net Retail Sales and 7% of 60% of Direct Response Sales Revenue; in 2014, 8% of Net Retail Sales and 8% of 60% of Direct Response Sales Revenue; in 2015, 9% of Net Retail Sales and 9% of 60% of Direct Response Sales Revenue; in 2016 onwards, 10% of Net Retail Sales and 10% of 60% of Direct Response Sales Revenue. The Annual Minimum Guaranteed Royalty is $120,000 in 2014, $235,000 in 2015, $320,000 in 2016, $345,000 in 2017 and in 2018 onwards, if the Agreement remains in force, will be 75% of the previous Year's Royalty Calculation or the previous Year's Annual Minimum Guaranteed Royalty plus 10%, whichever is greater

NOTE 9. INCOME TAXES

                                              As of                    As of
                                           November 30,             November 30,
                                               2015                    2014
                                           ------------            ------------
Deferred tax assets:
  Net operating tax carryforwards          $  2,825,245            $    644,938
  Tax Rate                                           35%                     35%
                                           ------------            ------------
Gross deferred tax assets                       988,836                 225,728
Valuation allowance                            (988,836)               (225,728)
                                           ------------            ------------
Net deferred tax assets                    $          0            $          0
                                           ============            ============

As of November 30, 2015, the Company has a net operating loss carryforward of approximately $2.8 million. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                           TRIDENT BRANDS INCORPORATED
                   Notes to Consolidated Financial Statements
                                November 30, 2015
--------------------------------------------------------------------------------

NOTE 10. SUBSEQUENT EVENTS

On January 28, 2016, the company issued 3,000,000 common shares pursuant to a Deed of Assignment dated effective January 20, 2015 among our Company, Oceans Omega LLC, and the assignor 2298107 Ontario Inc. pursuant to which the assignor has assigned to our Company the assignor's non-exclusive rights to purchase, market, sell and distribute certain Omega 3 nutritional emulsions produced by Oceans Omega LLC.

On January 29, 2016, the company entered into a securities purchase agreement with one investor pursuant to which, in consideration for proceeds of $250,000, and, 125,000 warrants to purchase common shares of our Company. The $250,000 secured promissory note is due 12 months from the issuance date, and bears interest at the rate of 10% per annum.

On February 29, 2016, we entered into a Securities Purchase Agreement with CIC whereby we received proceeds of $200,000 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 100,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue.