Form 10-Q
period 2016-02-29
Trident Brands Inc
filed 2016-04-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

The number of the registrant's common shares outstanding as of April 14, 2016 was 31,000,000.

                           TRIDENT BRANDS INCORORATED
                                    FORM 10-Q
                For the quarterly period ended February 29, 2016

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      6

        Consolidated Balance Sheets as at February 29, 2016 (Unaudited)
        and November 30, 2015                                                 7
        Consolidated Statements of Operations for the quarters ended
        February 29, 2016 and February 28, 2015 (Unaudited)                   8
        Consolidated Statements of Cash Flows for the quarters ended
        February 29, 2016 and February 28, 2015 (Unaudited)                   9
        Notes to Consolidated Unaudited Financial Statements                 10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                14

Item 3. Quantitative and Qualitative Disclosures about Market Risk           19

Item 4. Controls and Procedures                                              19

PART II OTHER INFORMATION

Item 6. Exhibits                                                             20

BASIS OF PRESENTATION

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company", "we", "us", "our", "Trident" and "Trident Brands" or similar words and phrases are to Trident Brands Incorporated and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States ("U.S.") dollars ("$"), except per share data, unless otherwise stated. Amounts expressed in other than U.S. dollars are noted accordingly. For example, amounts if expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol "Cdn $".

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate", "estimate", "intend", "project", "potential", "continue", "believe", "expect", "could", "would", "should", "might", "plan", "will", "may", "predict", the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to expected increases in revenues and margins, growth opportunities, the success of new product launches and line extensions, our ability to finance our business, potential strategic investments, business strategies, competitive strengths, goals, references to key markets where we operate and the market for our securities. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

o we have a limited operating history with significant losses and expect losses to continue for the foreseeable future;

     * there is doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit and insufficient cash resources on hand to meet our business objectives, all of which means that we may not be able to continue operations;

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

     * if we do not introduce new products or make enhancements to adequately meet the changing needs of our customers, some of our products could fail in the marketplace, which could negatively impact our revenues, financial condition and operating results;

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

     * unless we can generate sufficient cash from operations or raise additional funds, we may not be able to meet our debt obligations;

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

     * the market price for our common stock is particularly volatile given our status as a relatively small and developing company, which could lead to wide fluctuations in our share price. Our shareholders may be unable to sell your common stock at or above their purchase price if at all, which may result in substantial losses;

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

     * the elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees; and

     * our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.

CORPORATE LEGAL STRUCTURE AND RELATED MATTERS

Trident Brands Incorporated has three legal subsidiaries and also directly holds the Supply and License Agreement to purchase, market, sell and distribute Oceans Omega nutritional emulsions. Detailed below is the legal structure of Trident Brands Incorporated.

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 31,000,000 common shares were issued and outstanding as of February 29, 2016 and April 14, 2016.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended February 29, 2016 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                (unaudited)            (audited)
                                                                                   As of                  As of
                                                                               February 29,           November 30,
                                                                                   2016                   2015
                                                                               ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                         $     19,439           $    187,886
  Inventory                                                                         132,308                145,480
  Prepaid                                                                            15,863                 55,887
                                                                               ------------           ------------
TOTAL CURRENT ASSETS                                                                167,610                389,253

INTANGIBLE ASSETS - LICENSES, NET                                                 2,655,000                     --
                                                                               ------------           ------------

      TOTAL ASSETS                                                             $  2,822,610           $    389,253
                                                                               ============           ============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                             $     73,481           $    184,680
  Accrued Liability                                                                 351,369                181,024
  Loan Payable - Related Party                                                      180,000                180,000
  Loan Payable - Third Party, net of discount $39,899 and $0, respectively          510,101                300,000
  Convertible Debt, net of discount $28,861 and $147,230, respectively            2,271,138              2,152,770
                                                                               ------------           ------------
TOTAL CURRENT LIABILITIES                                                         3,386,089              2,998,474
                                                                               ------------           ------------

      TOTAL LIABILITIES                                                           3,386,089              2,998,474
                                                                               ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 31,000,000 shares issued and outstanding
   as of February 29 2016 and 28,000,000 as of November 30, 2015                     31,000                 28,000
  Additional paid-in capital                                                      3,999,369              1,177,540
  Non-Controlling Interest in Subsidiary                                            (17,367)               (14,643)
  Accumulated Deficit                                                            (4,576,481)            (3,800,118)
                                                                               ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (563,479)            (2,609,221)
                                                                               ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                       $  2,822,610           $    389,253
                                                                               ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                              Three Months           Three Months
                                                                 Ended                  Ended
                                                              February 29,           February 28,
                                                                  2016                   2015
                                                              ------------           ------------
REVENUES                                                      $     19,195           $        970

Cost of Sales                                                       13,820                     83
                                                              ------------           ------------
GROSS PROFIT                                                         5,375                    887

GENERAL & ADMINISTRATIVE EXPENSES                                 (543,344)              (253,558)

OTHER INCOME (EXPENSES)
  Royalty Fees                                                     (72,940)               (49,171)
  Interest Expense                                                (168,178)               (88,996)
                                                              ------------           ------------
TOTAL OTHER INCOME (EXPENSES)                                     (241,118)              (138,167)
                                                              ------------           ------------

NET LOSS                                                      $   (779,087)          $   (390,838)
                                                              ============           ============

NET LOSS ATTRIBUTABLE TO TRIDENT                                  (776,363)              (390,838)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS                  (2,724)                    --

BASIC EARNING (LOSS) PER SHARE                                $      (0.03)          $      (0.01)
                                                              ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            29,780,220             28,000,000
                                                              ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                    Three Months           Three Months
                                                                       Ended                  Ended
                                                                    February 29,           February 28,
                                                                        2016                   2015
                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $   (779,087)          $   (390,838)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Debt issuance cost                                                       --                 34,250
     Amortization of debt discount                                       121,995                 41,675
     Amortization of license                                              45,000                     --
     Compensation-Options                                                 81,303                     --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                     40,024               (109,917)
     Inventory                                                            13,172                     --
     Accounts payable and accrued liabilities                             59,146               (141,024)
                                                                    ------------           ------------
          CASH USED IN OPERATING ACTIVITIES                             (418,447)              (565,854)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on loan payable - related party                          --               (140,070)
  Proceeds on loan payable - related party                                    --                 75,000
  Principal payments on loan payable - third party                            --               (123,000)
  Proceeds on loan payable - third party                                 250,000                100,000
  Proceeds on convertible debt                                                --              1,800,000
                                                                    ------------           ------------
          CASH PROVIDED BY FINANCING ACTIVITIES                          250,000              1,711,930
                                                                    ------------           ------------

NET CHANGE IN CASH                                                      (168,447)             1,146,076

CASH AT BEGINNING OF PERIOD                                              187,886                    352
                                                                    ------------           ------------

CASH AT END OF PERIOD                                               $     19,439           $  1,146,428
                                                                    ============           ============
NON-CASH TRANSACTIONS
  Beneficial conversion features                                    $         --           $    507,042
  Common stock issued for asset acquisition                            2,700,000                     --
  Relative fair value of warrant recorded as debt discount                43,526                     --
                                                                    ------------           ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Income taxes                                                      $         --           $         --
                                                                    ============           ============
  Interest                                                          $         --           $     34,250
                                                                    ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                February 29, 2016
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) ("the Company") was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is now focused on consumer products. The objective is investment in and development of high growth consumer brands and ingredients businesses. The Company is in it's early growth stage and has transitioned out of it's shell status with the Super-8 filing at the end of August, 2014. Activities to date have been limited to capital formation, organization, development of its business plan, and development of an array of products for sale and initial commercialization efforts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trident Brands Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no significant revenues during the period from November 5, 2007 (date of inception) to February 29, 2016 and has a working capital deficit as of February 29, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the early growth stage at product introduction phase and expenses are increasing. The company has secured financing to cover these expenses. The current cash of $19,439, is insufficient to cover the expenses the Company will incur during the next twelve months. The Company is currently pursuing various financing alternatives in order to address this issue

NOTE 4. WARRANTS AND OPTIONS

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

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                February 29, 2016
--------------------------------------------------------------------------------

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

On November 30, 2015, Michael Browne's stock options were amended to 625,000. The total outstanding stock options as of February 29, 2016 are 2,375,000.

The company used the Black-Scholes model to value the stock options. Following are the assumptions used for the shares vested 12, 24 and 36 months from the date of issuance: Discount rate .9%, 1.29%, 1.29%; Volatility 68.35%, 67.35%, 68.50%; and Term 3.0, 3.5, 4.0.

During the three months ended February 29, 2016, $81,303 was recognized as options expense.

The following table represents stock option activity as of February 29, 2016 and for the period ended November 30, 2015:


                                Number of      Weighted Average     Contractual Life     Intrinsic
                                 Options        Exercise Price          in Years           Value
                                 -------        --------------          --------           -----
Outstanding - Nov. 30,  2015    2,375,000           $1.15                 3.5
Exercisable - Nov. 30, 2015       958,334           $2.00                 3.4            $354,583
Granted                                 0
Exercised or Vested                     0
Cancelled or Expired                    0
Outstanding - Feb. 29, 2016     2,375,000           $1.15                 3.18
Exercisable - Feb. 29, 2016       958,334           $2.00                 3.18           $479,167

On January 29, 2016, the company issued 125,000 warrants to purchase common shares of the Company along with the $250,000 secured third party promissory note. The relative fair value is $43,526 which is recognized as debt discount. As of February 29, 2015, $3,627 of the debt discount is amortized and the unamortized discount is $39,899.

The following table represents warrant activity as of February 29, 2016 and for the period ended November 30, 2015:


                                Number of      Weighted Average     Contractual Life     Intrinsic
                                Warrants        Exercise Price          in Years           Value
                                --------        --------------          --------           -----
Outstanding - Nov. 30,  2015           0
Exercisable - Nov. 30, 2015            0
Granted                          125,000
Exercised or Vested                    0
Cancelled or Expired                   0
Outstanding - Feb. 29, 2016      125,000            $1.35                 2.92

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                February 29, 2016
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The company is paying a director $500 per month rent for use of office space and services.

During the quarter ended November 30, 2015, Continental Ingredients Canada, Inc. of which the Company CEO own significant interest, loaned the Company $180,000 bearing interest at the rate of 8% per annum, payable on maturity, calculated on the principal amount of the loan outstanding. The $180,000 note was advanced during the year ended November 30, 2015. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on November 2, 2016. As of February 29, 2016, the full amount of the loan is outstanding.

NOTE 6. LOAN PAYABLE - THIRD PARTY

We have three short term loans. One for $200,000, one for $100,000 and the other for $250,000 bearing interest at the rate of 8.0%, 8.0% and 10.0% per annum respectively, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015 (payment maturity date extended to October 31, 2015 and while now technically in default, the parties to the obligation are still negotiating a deal for repayment), July 21, 2015 (payment maturity date extended to April 30, 2016) and January 29, 2017 respectively. As of February 29, 2016, the full amount of the loans are outstanding and the accrued interest expense is $44,298 ($29,333, $12,882 and $2,083 respectively).

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

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be due and payable on the date that is 12 months from the applicable Issuance Date. While the $1,800,000 is now technically in default, the parties to the obligation are negotiating a deal for repayment.

Due to the note being convertible to the company common shares, beneficial conversion features analysis was performed. The intrinsic value is $647,887 which is recognized as debt discount. During the three months ended February 29, 2016, $118,368 of debt discount is amortized and the unamortized discount is $28,861.

As of February 29, 2016 and November 30, 2015, the outstanding balance of the convertible debt is $2,300,000 net of discount of $28,816 and $147,230, respectively.

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                February 29, 2016
--------------------------------------------------------------------------------

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the conversion option should be classified as equity.

NOTE 8. INTANGIBLE ASSETS

On January 22, 2015, pursuant to a Deed of Assignment dated effective January 20, 2015, the Company entered into an Emulsion Supply Agreement with Oceans Omega LLC which represents the rights acquired pursuant to the Deed of Assignment. The Emulsion Supply Agreement provides the Company with the non-exclusive right and license (without the right to sublicense) to purchase, market, promote, sell and distribute Oceans Omega LLC's omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages (exclusive meats) for human or animal consumption. On January 6, 2016 the Company issued 3,000,000 shares to mark the closing of the Deed of Assignment and the Emulsion Supply Agreement, which did not specify the amount of consideration payable by the Company when they were executed on January 20, 2015. The consideration payable was subsequently established by the parties at a market value of $2,700,000 based on the closing price of the common shares as quoted on the OTC Markets quotation systems on January 6, 2016. The value of the license is amortized over 10 years based on the term of the Agreement. As of February 29, 2016, the net value of the license was $2,655,000 after amortizing $45,000.

NOTE 9. SUBSEQUENT EVENTS

On February 29, 2016, we entered into a Securities Purchase Agreement with CIC whereby we are to receive proceeds of $200,000 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 100,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue. The proceeds were received on March 4, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended February 29, 2016 contained under Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q") and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2015 ("Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to April 14, 2016.

Certain  statements  contained  in  this  MD&A  may  constitute  forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as "anticipate", "estimate", "intend", "project", "potential", "continue", "believe", "expect", "could", "would", "should", "might", "plan", "will", "may", "predict", the negatives of such terms, and other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the "Risk Factors" section at Item 1A of the Form 10-K.

Forward-looking statements contained in this commentary are based on our current estimates, expectations and projections, which we believe are reasonable as of the date of this report. You should not place undue importance on forward-looking statements and should not rely upon this information as of any other date. Other than as required under securities laws, we do not undertake to update any forward-looking information at any particular time.

All dollar amounts in this MD&A are expressed in thousands of U.S. dollars, except per share amounts, unless otherwise noted.

BUSINESS DEVELOPMENTS

On December 8, 2015, a Letter of Intent ("LOI") was signed confirming the intention of Trident Brands Inc. and Continental Ingredients Canada Inc. ("CIC") to enter into negotiations regarding the potential acquisition by Trident of up to 43% of the voting securities of CIC with an option to acquire the balance of all remaining issued and outstanding voting securities at the time of the closing of the transaction. Approval of any subsequent agreement, if any, is subject to approval by a Special Committee of the Board by April 15, 2016.

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

Also, effective December 15, 2015, Donald MacPhee, one of our board members and Chair of the Audit Committee, was appointed as President and Chief Executive Officer of our Company.

On January 6, 2016, we issued 3,000,000 common shares pursuant to a Deed of Assignment dated effective January 20, 2015 among our Company, Oceans Omega LLC, and the assignor 2298107 Ontario Inc., pursuant to which the assignor assigned to our Company the assignor's non-exclusive rights to purchase, market, sell and distribute certain Omega 3 nutritional emulsions produced by Oceans Omega LLC to the food and beverage industries and exclusive rights to purchase, market, sell and distribute to the global meat industry.

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

On February 29, 2016, we entered into a Securities Purchase Agreement with CIC whereby we were to receive proceeds of $200,000 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 100,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue. The proceeds were received on March 4, 2016.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended February 29, 2016 and February 28, 2015 and the fiscal years ended November 30, 2015 and 2014.

Our operating results for three month periods ended February 29, 2016 and February 28, 2015 are summarized as follows:

                                           Three Months           Three Months
                                              Ended                  Ended
                                           February 29,           February 28,
                                               2016                  2015
                                             --------              --------
Revenues                                     $ 19,195              $    970
Gross Profit                                 $  5,375              $    887
Operating Expenses                           $543,343              $253,558
Other Expenses                               $241,118              $138,167
Net Loss                                     $779,087              $390,838

REVENUES

While still in the early stages of commercialization, our revenues increased in the first quarter of 2016 as we have commenced commercialization of our product offerings and realized increased sales of both Everlast(R) and Brain Armor(R) product lines, primarily through e-retailers. We expect both Everlast(R) and Brain Armor(R) revenues to continue to ramp-up over the course of 2016 as commercial efforts gain traction, new listings are realized and further product innovation is brought to the market. We also expect Oceans Omega revenues to ramp-up later in the year as the product gains traction in customer applications currently in development and is also incorporated into Everlast(R) and Brain Armor(R) line extensions.

OPERATING EXPENSES

Our operating expenses for the three month periods ended February 29, 2016 and February 28, 2015 are summarized below:

                                           Three Months           Three Months
                                              Ended                  Ended
                                           February 29,           February 28,
                                               2016                  2015
                                             --------              --------
Professional Fees                            $ 75,989              $ 65,461
General & Administrative Expenses            $280,242              $ 39,635
Marketing, Selling & Warehousing Expenses    $158,106              $107,065
Management Salary                            $  9,000              $ 21,000
Director's Fees                              $ 18,000              $ 18,000
Rent                                         $  2,007              $  2,397

Operating expenses for the three month period ended February 29, 2016 were $543,344 as compared to $253,558 for the comparative period in 2015, an increase of 114%. The increase in our operating expenses is primarily due to increased general and administrative costs and marketing and promotional expenses as we build and roll-out our product offerings, as well as incremental non-cash costs of $126,303 due to stock option compensation expense and amortization of a license acquired during the first quarter of 2016. These costs are expected to continue to increase throughout 2016 as we continue to develop and commercialize our product offerings.

OTHER EXPENSES

Other expenses for the three month period ended February 29, 2016 increased to $241,118 versus $138,167 in the comparative period in 2014. The increase was due to increased royalty fees of $23,769 and increased interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2015.

BALANCE SHEET DATA

The following table provides selected balance sheet as at February 29, 2016.

Balance Sheet Data:                     February 29, 2016      February 28, 2015
-------------------                     -----------------      -----------------
Cash                                       $    19,439            $   187,886
Total assets                               $ 2,822,610            $   389,253
Total liabilities                          $ 3,386,089            $ 2,998,474
Shareholders' equity (deficit)             $  (563,479)           $(2,609,221)

During the first quarter of 2016 total assets increased significantly due to the value of the license agreement for the rights to purchase, market, sell and distribute certain Omega 3 emulsions produced by Oceans Omega LLC. Stockholders equity also increased as this license was acquired for shares, thus increasing the Additional Paid in Capital.

STRATEGIC ORIENTATION

Our goal is to provide our shareholders with solid returns through strategic investments across multiple branded product platforms. The platforms we are focusing on include:

     * Life science technologies that have applications to a range of consumer products;

     * Consumer hard and soft goods providing defined benefits to the consumer; and

     * Functional foods and beverages ingredients with defined health and wellness benefits.

We are building our business through strategic investments in high growth early stage consumer brands and functional ingredients businesses within segment/sectors which we believe offer long term growth potential, leveraging an asset light business model, and partnering with a number of strategic partners to bring our products to market.

While we have yet to realize break even cash flows or profitability, we believe we are making good progress against our goals and objectives, and expect revenues and margins to increase as we begin commercializing the products within our portfolio. All three of our product platforms show solid potential in the markets where they compete and both our Everlast(R) and Brain Armor(R) product lines are now in the market and generating revenues. Our strategy was to first establish listings for these products with non-bricks and mortar accounts, and this has been successful. Brain Armor(R) has now been listed at a large retail account as well, and we expect listings for Everlast(R) to follow. The development of Oceans Omega as an ingredient for food and beverage products is ongoing, and given the longer sales cycle for ingredients, we expect to realize revenues later in fiscal 2106 both through external customer product development and also internally via line extensions for both the Everlast(R) and Brain Armor(R) product lines.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2016 was $19,439 with $3,386,089 in outstanding liabilities including loans payable and convertible debt.

We have a loan payable to a related party (CIC) for $180,000 bearing interest at a rate of 8% per annum, due November 2, 2016. As at February 29, 2016, the full amount of the loan is outstanding and the accrued interest expense is $4,800.

We have three short term loans from third parties. One for $200,000, one for $100,000 and the other for $250,000 bearing interest at the rate of 8.0%, 8.0% and 10.0% per annum respectively, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest amounts on these loans shall be payable in full on April 30, 2015 (payment maturity date extended to October 31, 2015 and while technically in default the parties to the obligation are working co-operatively to finalize the terms of repayment), July 21, 2015 (payment maturity date extended to April 30, 2016) and January 29, 2017 respectively. As of February 29, 2016, the full amounts of these loans are outstanding and the accrued interest expense is $44,298 ($29,333, $12,882 and $2,083 respectively). The loan for $250,000 also included the issuance of warrants, thus the carrying value of the loan has been reduced on the balance sheet to reflect the discount associated with the warrants.

On January 29, 2015, we entered into a securities purchase agreement with a non-US institutional investor whereby we agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. We received $1,800,000 of the funds from the transaction on February 5 2015 and the balance of $500,000 on May14, 2015. The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the principal amount and the interest outstanding shall be due and payable on the date that is 12 months from the applicable issuance date or such other time as the parties may agree upon. The accrued interest expense is $138,942. Due to the note being convertible into common shares at a discount to the market price of the shares at the time of issuance, a beneficial conversion discount in the amount of $647,887 was recorded and is being amortized over the term of the debenture. The unamortized convertible debenture discount at February 29, 2016 is $28,862.

On January 29, 2016 and February 29, 2016, we entered into Securities Purchase Agreements whereby we received proceeds of $250,000 on February 3, 2016 and $200,000 on March 4, 2016 in return for secured promissory notes of $250,000 and $200,000 due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 125,000 and 100,00 warrants respectively to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue.

Going forward we need to continue to raise funds via both debt and equity offerings to support the anticipated growth of our business. While funds on hand are not sufficient to fund our operations for the next twelve months, management are actively pursuing a number of financing alternatives to raise required funds.

These funds may be raised through equity financing, debt financing, or other sources, some of which may lead to dilution in the equity ownership of our shares. Without these funds, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock.

GOING CONCERN

The accompanying financial statements included in this Form 10-Q are presented on a going concern basis. There is substantial doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $4,593,848 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Except for the transactions noted in Business Developments, there have been no material changes outside the normal course of business in our contractual obligations since January 3, 2015.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. There have been no material changes to the critical accounting estimates disclosed under the heading "Critical Accounting Estimates" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of the Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 14, 2016                    Trident Brands Incorporated


                                  /s/ Donald MacPhee
                                  ----------------------------------------------
                                  By: Donald MacPhee
                                  (President, Chief Financial Officer, Director)


                                  /s/ Mike Browne
                                  ----------------------------------------------
                                  By: Mike Browne
                                  (Chief Financial Officer)


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