Form 10-Q
period 2016-05-31
Trident Brands Inc
filed 2016-07-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

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

The number of the registrant's common shares outstanding as of July 14, 2016 was 31,000,000.

                           TRIDENT BRANDS INCORORATED
                                    FORM 10-Q
                   For the quarterly period ended May 31, 2016

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      6

         Consolidated Balance Sheets as at May 31, 2016 (Unaudited)
         and November 30, 2015                                                7

         Consolidated Statements of Operations for the three and six
         months ended May 31, 2016 and May 31,  2015 (Unaudited)              8

         Consolidated Statements of Cash Flows for the six months
         ended May 31, 2016 and May 31, 2015 (Unaudited)                      9

         Notes to Consolidated Unaudited Financial Statements                10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                14

Item 3. Quantitative and Qualitative Disclosures about Market Risk           20

Item 4. Controls and Procedures                                              20

PART II OTHER INFORMATION

Item 6. Exhibits                                                             21

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

     * we are governed by only three persons serving as directors which may lead to faulty corporate governance;

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 31,000,000 common shares were issued and outstanding as of May 31, 2016 and 31,000,000 as of July 14, 2016.

ITEM 1. FINANCIAL STATEMENTS

The  unaudited  financial   statements  for  the  quarter  ended  May  31,  2016
immediately follow.

                           TRIDENT BRANDS INCORPORATED
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                (unaudited)
                                                                                   As of                   As of
                                                                                May 31, 2016         November 30, 2015
                                                                                ------------         -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          $     18,600           $    187,886
  Accounts Receivable                                                                148,183                     --
  Inventory                                                                          330,182                145,480
  Prepaid                                                                             23,882                 55,887
                                                                                ------------           ------------
TOTAL CURRENT ASSETS                                                                 520,847                389,253

INTANGIBLE ASSETS - LICENSES, NET                                                  2,575,000                     --
                                                                                ------------           ------------

      TOTAL ASSETS                                                              $  3,095,847           $    389,253
                                                                                ============           ============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                              $    624,547           $    184,680
  Accrued Liability                                                                  433,042                181,024
  Loan Payable - Related Party, net of discount $26,438 and $0, respectively         353,562                180,000
  Loan Payable - Third Party, net of discount $29,017 and $0, respectively           520,983                300,000
  Convertible Debt, net of discount $0 and $147,230, respectively                  2,300,000              2,152,770
                                                                                ------------           ------------
TOTAL CURRENT LIABILITIES                                                          4,232,134              2,998,474
                                                                                ------------           ------------

      TOTAL LIABILITIES                                                            4,232,134              2,998,474
                                                                                ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 300,000,000 shares
   authorized; 31,000,000 shares issued and outstanding
   as of May 31 2016 and 28,000,000 as of November 30, 2015                           31,000                 28,000
  Additional paid-in capital                                                       4,074,624              1,177,540
  Non-Controlling Interest in Subsidiary                                             (17,568)               (14,643)
  Accumulated Deficit                                                             (5,224,343)            (3,800,118)
                                                                                ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (1,136,287)            (2,609,221)
                                                                                ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                        $  3,095,847           $    389,253
                                                                                ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                       Three Months       Three Months       Six Months         Six Months
                                                          Ended              Ended             Ended              Ended
                                                       May 31, 2016       May 31, 2015      May 31, 2016       May 31, 2015
                                                       ------------       ------------      ------------       ------------
REVENUES                                               $    204,831       $        670      $    224,026       $      1,640

Cost of Sales                                               112,157                456           125,977                539
                                                       ------------       ------------      ------------       ------------
GROSS PROFIT                                                 92,674                214            98,049              1,101

GENERAL & ADMINISTRATIVE EXPENSES                          (556,644)          (566,977)       (1,099,988)          (820,535)

OTHER INCOME (EXPENSES)
  Royalty Fees                                              (80,187)           (58,750)         (153,127)          (107,921)
  Interest Expense                                         (103,906)          (167,344)         (272,084)          (256,340)
                                                       ------------       ------------      ------------       ------------
TOTAL OTHER INCOME (EXPENSES)                              (184,093)          (226,094)         (425,211)          (364,261)
                                                       ------------       ------------      ------------       ------------

NET LOSS                                               $   (648,063)      $   (792,857)     $ (1,427,150)      $ (1,183,695)
                                                       ============       ============      ============       ============

NET LOSS ATTRIBUTABLE TO TRIDENT                           (647,862)          (792,857)       (1,424,225)        (1,183,695)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS             (201)                --            (2,925)                --

BASIC EARNING (LOSS) PER SHARE                         $      (0.02)      $      (0.03)     $      (0.05)      $      (0.04)
                                                       ============       ============      ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                               31,000,000         28,000,000        30,393,443         28,000,000
                                                       ============       ============      ============       ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                     Six Months             Six Months
                                                                       Ended                  Ended
                                                                    May 31, 2016           May 31, 2015
                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $ (1,427,150)          $ (1,183,695)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Debt issuance cost                                                       --                 34,250
     Amortization of debt discount                                       170,551                176,019
     Amortization of license                                             125,000
     Compensation-Options                                                121,308                     --
  Changes in operating assets and liabilities:
     Accounts Receivable                                                (148,183)                    --
     Prepaid expenses                                                     32,005                (80,509)
     Inventory                                                          (184,702)              (201,834)
     Accounts payable and accrued liabilities                            691,885                 (1,348)
                                                                    ------------           ------------
          CASH USED IN OPERATING ACTIVITIES                             (619,286)            (1,257,117)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on loan payable - related party                          --               (140,070)
  Proceeds on loan payable - related party                               200,000                 75,000
  Principal payments on loan payable - third party                            --               (123,000)
  Proceeds on loan payable - third party                                 250,000                100,000
  Proceeds on convertible debt                                                --              2,300,000
                                                                    ------------           ------------
          CASH PROVIDED BY FINANCING ACTIVITIES                          450,000              2,211,930
                                                                    ------------           ------------

NET CHANGE IN CASH                                                      (169,286)               954,813

CASH AT BEGINNING OF PERIOD                                              187,886                    352
                                                                    ------------           ------------

CASH AT END OF PERIOD                                               $     18,600           $    955,165
                                                                    ============           ============
NON-CASH TRANSACTIONS
  Beneficial conversion features                                    $         --           $    647,887
  Common stock issued for asset acquisition                            2,700,000                     --
  Relative fair value of warrant recorded as debt discount                78,776                     --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  INCOME TAXES                                                      $         --           $         --
                                                                    ============           ============
  INTEREST                                                          $         --           $     34,250
                                                                    ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                  May 31, 2016
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) ("the Company") was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is now focused on consumer products. The objective is investment in and development of high growth consumer brands and ingredients businesses. The Company is in its early growth stage and has transitioned out of it's shell status with the Super-8 filing at the end of August, 2014. Activities to date have been limited to capital formation, organization, development of its business plan, and development of an array of products for sale and initial commercialization efforts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trident Brands Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported on Form 10-K have been omitted.

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company has had minimal revenues during the period from November 5, 2007 (date of inception) to May 31, 2016 and has a working capital deficit as of May 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the early growth stage at product introduction phase and expenses are increasing. The company has secured financing to cover these expenses. The current cash of $18,600, is insufficient to cover the expenses the Company will incur during the next twelve months. The Company is currently pursuing various financing alternatives in order to address this issue

NOTE 4. WARRANTS AND OPTIONS

On May 1, 2016, 100,000 stock options were granted to Steve Bromley, a Special Advisor to the Company and Chair of our Advisory Committee, with 50,000 of the options exercisable at a price of $1.25 per share, vesting May 1, 2017 and the remaining 50,000 options exercisable at a price of $1.50 per share, vesting May 1, 2018. All 100,000 options expire on May 1, 2021. The total outstanding stock options as of May 31, 2016 are 2,475,000.

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                  May 31, 2016
--------------------------------------------------------------------------------

The company uses the Black-Scholes model to value the stock options. Following are the assumptions used for the shares vested 12 and 24 months from the date of issuance: Discount rate .9% and 1.29%; Volatility 80.54% and 75.85%; and Term
3.0 and 3.5.

During the six months ended May 31, 2016, $121,308 was recognized as options expense.

The following table represents stock option activity for the period ended May 31, 2016:


                                Number of      Weighted Average     Contractual Life     Intrinsic
                                 Options        Exercise Price          in Years           Value
                                 -------        --------------          --------           -----
Outstanding - Nov. 30,  2015    2,375,000           $1.15                 3.5
Exercisable - Nov. 30, 2015       958,334           $2.00                 3.4            $354,583
Granted                           100,000           $1.38                4.92
Exercised or Vested                     0
Cancelled or Expired                    0
Outstanding - May 31, 2016      2,475,000           $0.89                3.01
Exercisable - 31, 2016          1,541,667           $0.59                2.93            $316,667

On January 29, 2016, the Company issued 125,000 warrants to purchase common shares of the Company along with the $250,000 secured third party promissory note. The relative fair value is $43,526 which is recognized as debt discount. As of May 31, 2016, $14,509 of the debt discount is amortized and the unamortized discount is $29,017.

On March 4, 2016, the Company issued 100,000 warrants to purchase common shares of the Company along with the $200,000 secured related party promissory note. The relative fair value is $35,250 which is recognized as debt discount. As of May 31, 2016, $8,812 of the debt discount is amortized and the unamortized discount is $26,438.

The exercise price of both warrants are $1.35 with a term of 3 years and are vested immediately. The company uses the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the period ended May 31, 2016:


                                Number of      Weighted Average     Contractual Life     Intrinsic
                                Warrants        Exercise Price          in Years           Value
                                --------        --------------          --------           -----
Outstanding - Nov. 30,  2015           0
Exercisable - Nov. 30, 2015            0
Granted                          225,000           $1.35                  2.70
Exercised or Vested                    0
Cancelled or Expired                   0
Outstanding - May 31, 2016       225,000           $1.35                  2.70

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                  May 31, 2016
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The company is paying a director $500 per month rent for use of office space and services.

During the quarter ended November 30, 2015, Continental Ingredients Canada, Inc. of which the Company's CEO owns significant interest, loaned the Company $180,000 bearing interest at the rate of 8% per annum, payable on maturity, calculated on the principal amount of the loan outstanding. The $180,000 note was advanced during the year ended November 30, 2015. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on November 2, 2016. As of May 31, 2016, the full amount of the loan is outstanding.

On February 29, 2016, we entered into a Securities Purchase Agreement with Continental Ingredients Canada, Inc. whereby we received proceeds of $200,000 on March 4, 2016 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 100,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue. As of May 31, 2016, the full amount of the loan is outstanding. See note 4 for valuation of warrants.

During the year, the Company purchased inventory from Continental Ingredients Canada, Inc. The total amount of inventory purchased was $316,086.

NOTE 6. LOAN PAYABLE - THIRD PARTY

We have three short term loans. One for $200,000, one for $100,000 and the other for $250,000 bearing interest at the rate of 8.0%, 8.0% and 10.0% per annum respectively, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on April 30, 2015 (payment maturity date extended to October 31, 2015 and while now technically in default, the parties to the obligation are negotiating a deal for repayment), July 21, 2015 (payment maturity date extended to April 30, 2016 and while now technically in default, the parties to the obligation are negotiating a deal for repayment) and January 29, 2017 respectively. As of May 31, 2016, the full amount of the loans are outstanding and the accrued interest expense is $56,548 ($33,333, $14,882 and $8,333 respectively).

NOTE 7. CONVERTIBLE DEBT

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

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the Principal Amount and the Interest outstanding shall be

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                  May 31, 2016
--------------------------------------------------------------------------------

due and payable on the date that is 12 months from the applicable Issuance Date. While the $2,300,000 is now technically in default, the parties to the obligation are negotiating a deal for repayment.

Due to the note being convertible to the company common shares, beneficial conversion features analysis was performed. The intrinsic value of the conversion feature was $647,887 which was recognized as debt discount. During the six months ended May 31, 2016, $147,230 of debt discount was amortized and the unamortized discount is $0.

As of May 31, 2016 and November 30, 2015, the outstanding balance of the convertible debt is 2,300,000 and $2,152,770, net of discount of $0 and $147,230, respectively.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the conversion option should be classified as equity.

NOTE 8. INTANGIBLE ASSETS

On January 22, 2015, pursuant to a Deed of Assignment dated effective January 20, 2015, the Company entered into an Emulsion Supply Agreement with Oceans Omega LLC which represents the rights acquired pursuant to the Deed of Assignment. The Emulsion Supply Agreement provides the Company with the non-exclusive right and license (without the right to sublicense) to purchase, market, promote, sell and distribute Oceans Omega LLC's omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages (exclusive meats) for human or animal consumption. On January 6, 2016 the Company issued 3,000,000 shares to mark the closing of the Deed of Assignment and the Emulsion Supply Agreement, which did not specify the amount of consideration payable by the Company when they were executed on January 20, 2015. The consideration payable was subsequently established by the parties at a market value of $2,700,000 based on the closing price of the common shares as quoted on the OTC Markets quotation systems on January 6, 2016. The value of the license is being amortized over the remaining contractual life which is 9 years. As of May 31, 2016, the net value of the license was $2,575,000 after amortizing $125,000.

NOTE 9. SUBSEQUENT EVENTS

Effective June 1, 2016 the Company issued to Mr. Bromley an additional 200,000 stock options under the 2013 Stock Option Plan, with 100,000 of the options exercisable at a price of $1.25 per share, vesting June 1, 2017 and the remaining 100,000 options exercisable at a price of $1.50 per share, vesting June 1, 2018. All 200,000 options expire on June 1, 2021

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter and two quarters ended May 31, 2016 and May 31, 2015 contained under Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q") and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2015 ("Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to July 14, 2016.

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

On February 29, 2016, we entered into a Securities Purchase Agreement with CIC whereby we received proceeds of $200,000 on March 4, 2016 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 100,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue.

On May 1, 2016, we entered into a Special Advisor Consulting Agreement with Bromley Consulting & Advisory Inc. ("Bromley Consulting") and Steve Bromley pursuant to which Bromley Consulting agreed to provide the services of Steve Bromley as a Special Advisor to the Company and as Chair of our Advisory Committee. The initial term of the Agreement is for one year and will renew automatically for successive one year periods unless terminated by either party with not less than 30 days' notice. In consideration of the engagement, we have agreed to pay Bromley Consulting an annual retainer of $30,000 payable in monthly installments of $2,500 plus fees for additional services to be mutually agreed, and we issued to Mr. Bromley 100,000 stock options under our 2013 Stock Option Plan, with 50,000 of the options exercisable at a price of $1.25 per share, vesting May 1, 2017 and the remaining 50,000 options exercisable at a price of $1.50 per share, vesting May 1, 2018. All 100,000 options expire on May 1, 2021. Effective June 1, 2016 we issued to Mr. Bromley an additional 200,000 stock options under our 2013 Stock Option Plan, with 100,000 of the options exercisable at a price of $1.25 per share, vesting June 1, 2017 and the remaining 100,000 options exercisable at a price of $1.50 per share, vesting June 1, 2018. All 200,000 options expire on June 1, 2021.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month and six month periods ended May 31, 2016 and May 31, 2015.

THREE MONTH PERIODS ENDED MAY 31, 2016 AND MAY 31, 2015

Our operating results for the three month periods ended May 31, 2016 and May 31, 2015 are summarized as follows:

                                            Three Months           Three Months
                                               Ended                  Ended
                                            May 31, 2016           May 31, 2015
                                            ------------           ------------

Revenues                                      $204,831               $    670
Gross Profit                                  $ 92,674               $    214
Operating Expenses                            $556,644               $566,977
Other Expenses                                $184,093               $226,094
Net Loss                                      $648,063               $792,857

REVENUES AND GROSS PROFIT

While still in the early stages of commercialization, our revenues increased in the second quarter of 2016 to $204,831 versus $670 in the prior year as we have commenced commercialization of our product offerings and realized increased sales of both Everlast(R) and Brain Armor(R) product lines, primarily through e-retailers. Gross Profit increased accordingly in the second quarter of 2016 to $92,674 or 45.2% of revenues versus $214 or 31.9% of revenues in the prior year, indicative of increased efficiencies and an improved product mix. During the quarter we incurred manufacturing delays on the production of certain
Everlast(R) products, resulting in reduced revenues in the quarter, and it is expected that this will also have an impact on Everlast(R) revenues in the third quarter as well. Even so, we expect both Everlast(R) and Brain Armor(R) revenues to continue to ramp-up over the course of 2016 as commercial efforts gain traction, new listings are realized and further product innovation is brought to the market. We also expect Oceans Omega revenues to ramp-up later in the year as the product gains traction in customer applications currently in development and is also incorporated into Everlast(R) and Brain Armor(R) line extensions.

OPERATING EXPENSES

Our operating expenses for the three month periods ended May 31, 2016 and May 31, 2015 are summarized below:

                                            Three Months           Three Months
                                               Ended                  Ended
                                            May 31, 2016           May 31, 2015
                                            ------------           ------------

Professional Fees                             $ 23,764               $ 96,809
General & Administrative Expenses             $295,819               $164,130
Marketing, Selling & Warehousing Expenses     $205,723               $264,598
Management Salary                             $ 11,500               $ 21,000
Director's Fees                               $ 18,000               $ 18,000
Rent                                          $  1,838               $  2,440

Operating expenses for the three month period ended May 31, 2016 were $556,644 as compared to $566,977 for the comparative period in 2015, a decrease of 1.8%. The decrease in our operating expenses was primarily due to reduced marketing and promotional expenses based on the timing of certain expenditures in the prior year, a focused effort in 2016 to delay certain marketing and selling costs as a result of manufacturing issues delaying the roll-out of the new Everlast Nutrition SKU's and reduced professional fees, offset by increased general and administrative costs including advertising and promotion, as we build-out our organization and roll-out our product offerings, as well as incremental non-cash costs of $40,005 due to stock option compensation expense and amortization of a license acquired during the first quarter of 2016. These costs are expected to continue to increase throughout 2016 as we continue to develop and commercialize our product offerings.

OTHER EXPENSES

Other expenses for the three month period ended May 31, 2016 decreased to $184,093 versus $226,094 in the comparative period in 2015. The decrease was due to the reduction in interest expense related to the beneficial conversion feature on the convertible debt offset by an increase in interest expense due to higher debt levels plus an increase in royalties as per the terms of the Everlast(R) License Agreement.

SIX MONTH PERIODS ENDED MAY 31, 2016 AND MAY 31, 2015

Our operating results for the six month periods ended May 31, 2016 and May 31, 2015 are summarized as follows:

                                             Six Months             Six Months
                                               Ended                  Ended
                                            May 31, 2016           May 31, 2015
                                            ------------           ------------

Revenues                                      $  224,026             $    1,640
Gross Profit                                  $   98,049             $    1,101
Operating Expenses                            $1,099,988             $  820,535
Other Expenses                                $  425,211             $  364,261
Net Loss                                      $1,427,150             $1,183,695

REVENUES AND GROSS PROFIT

While still in the early stages of commercialization, our revenues increased in the first half of 2016 as we have commenced commercialization of our product offerings and realized increased sales of both Everlast(R) and Brain Armor(R) product lines, primarily through e-retailers. Gross Profit increased accordingly in the first six months of the year to $98,049 or 43.8% of revenues versus $1,101 or 67.1% of revenues in the prior year, indicative of increased volumes and normalized product mix. During the second quarter of 2016 we incurred manufacturing delays on the production of certain Everlast(R) products, resulting in reduced revenues in the quarter and year-to-date, and it is expected that this will also have an impact on Everlast(R) revenues in the third quarter as well. Even so, we expect both Everlast(R) and Brain Armor(R) revenues to continue to ramp-up over the course of 2016 as commercial efforts gain traction, new listings are realized and further product innovation is brought to the market. We also expect Oceans Omega revenues to ramp-up later in the year as the product gains traction in customer applications currently in development and is also incorporated into Everlast(R) and Brain Armor(R) line extensions.

OPERATING EXPENSES

Our operating expenses for the six month periods ended May 31, 2016 and May 31, 2015 are summarized below:

                                             Six Months             Six Months
                                               Ended                  Ended
                                            May 31, 2016           May 31, 2015
                                            ------------           ------------

Professional Fees                             $ 99,753               $162,270
General & Administrative Expenses             $576,061               $203,765
Marketing, Selling & Warehousing Expenses     $363,829               $371,663
Management Salary                             $ 20,500               $ 42,000
Director's Fees                               $ 36,000               $ 36,000
Rent                                          $  3,845               $  4,837

Operating expenses for the six month period ended May 31, 2016 were $1,099,988 as compared to $820,535 for the comparative period in 2015, an increase of 34.1%. The increase in our operating expenses is primarily due to increased general and administrative costs and marketing and promotional expenses as we build and roll-out our product offerings, as well as incremental non-cash costs of $121,308 due to stock option compensation expense and amortization costs of $125,000 related to a license acquired during the first quarter of 2016. These costs are expected to continue to increase throughout 2016 as we continue to develop and commercialize our product offerings.

OTHER EXPENSES

Other expenses for the six month period ended May 31, 2016 increased to $425,211 versus $364,261 in the comparative period in 2015. The increase was due to increased royalty fees of $45,206 and increased interest expense due to higher debt levels.

BALANCE SHEET DATA

The following table provides selected balance sheet as at May 31, 2016.

Balance Sheet Data:                      May 31, 2016         November 30, 2015
-------------------                      ------------         -----------------

Cash                                      $    18,600            $   187,886
Total assets                              $ 3,095,847            $   389,253
Total liabilities                         $ 4,232,134            $ 2,998,474
Shareholders' equity (deficit)            $(1,136,287)           $(2,609,221)

During the first half of 2016 total assets increased significantly due to the value of the license agreement for the rights to purchase, market, sell and distribute certain Omega 3 emulsions produced by Oceans Omega LLC. Stockholders equity also increased as this license was acquired for shares, thus increasing the Additional Paid in Capital.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2016 was $18,600 with $4,232,134 in outstanding liabilities including loans payable and convertible debt.

We have two loans payable to a related party (CIC) one for $180,000 bearing interest at a rate of 8% per annum, due November 2, 2016 and the other one for $200,000 at a rate of 10%, due March 4, 2017. As at May 31, 2016, the full amount of the loans are outstanding and the accrued interest expense is $8,400 and 5,000 respectively.

We have three short term loans from third parties. One for $200,000, one for $100,000 and the other for $250,000 bearing interest at the rate of 8.0%, 8.0% and 10.0% per annum respectively, payable on maturity, calculated on the principle amount of the loan outstanding. Unless paid earlier, the loan and accrued and unpaid interest amounts on these loans shall be payable in full on April 30, 2015 (payment maturity date extended to October 31, 2015 and while technically in default the parties to the obligation are working co-operatively to finalize the terms of repayment), July 21, 2015 (payment maturity date extended to April 30, 2016 and while technically in default, the parties are working co-operatively to finalize the terms of repayment) and January 29, 2017 respectively. As of May 31, 2016, the full amounts of these loans are outstanding and the accrued interest expense is $33,333, $14,882 and $8,333 respectively. The loan for $250,000 also included the issuance of warrants, thus the carrying value of the loan has been reduced on the balance sheet to reflect the discount associated with the warrants.

On January 29, 2015, we entered into a securities purchase agreement with a non-US institutional investor whereby we agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. We received $1,800,000 of the funds from the transaction on February 5 2015 and the balance of $500,000 on May14, 2015. The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. The applicable portion of the principal amount and the interest outstanding shall be due and payable on the date that is 12 months from the applicable issuance date or such other time as the parties may agree upon. The accrued interest expense is $173,442. Due to the note being convertible into common shares at a discount to the market price of the shares at the time of issuance, a beneficial conversion discount in the amount of $647,887 was recorded and is being amortized over the term of the debenture. The unamortized convertible debenture discount at May 31, 2016 is $0.

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

As shown in the accompanying financial statements, we have incurred net losses of $5,224,343 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

Except for the transactions noted in Business Developments, there have been no material changes outside the normal course of business in our contractual obligations since November 30, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-148710, at the Securities and Exchange Commission website at .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 14, 2016                     Trident Brands Incorporated


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