Form 10-Q
period 2016-08-31
Trident Brands Inc
filed 2016-10-14
CIK 1421907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

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

The number of the registrant's common shares outstanding as of October 14, 2016 was 31,000,000.

                           TRIDENT BRANDS INCORORATED
                                    FORM 10-Q
                 For the quarterly period ended August 31, 2016

                                TABLE OF CONTENTS

Item 1. Financial Statements (Unaudited)                                      6

         Consolidated Balance Sheets as at August 31, 2016 (Unaudited)
         and November 30, 2015                                                7

         Consolidated Statements of Operations for the three and nine month periods ended August 31, 2016 and August 31, 2015 (Unaudited)  8

         Consolidated Statements of Cash Flows for the nine month periods
         ended August 31, 2016 and August, 31, 2015 (Unaudited)               9

         Notes to Consolidated Unaudited Financial Statements                10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                15

Item 3. Quantitative and Qualitative Disclosures about Market Risk           22

Item 4. Controls and Procedures                                              22

PART II OTHER INFORMATION

Item 6. Exhibits                                                             23

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
       Trident Brands         Sports Nutrition        Brain Armor Inc.
         Canada Ltd.            Products Inc.

Trident Brands Canada Ltd. is 100% owned by Trident Brands and holds various banking facilities, Sports Nutrition Product Inc. is 100% owned by Trident Brands and holds the license to market and sell products in the nutritional foods and supplemetns categories under the Everlast(R) brand, and Brain Armor Inc. is 85.5% owned by Trident Brands Incorporated and holds the trademark related to the Brain Armor(R) brand.

The Company's administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 31,000,000 common shares were issued and outstanding as of August 31, 2016 and 31,000,000 as of October 14, 2016.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended August 31, 2016 immediately follow.

                           TRIDENT BRANDS INCORPORATED
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                 (unaudited)
                                                                                    As of                 As of
                                                                                  August 31,           November 30,
                                                                                    2016                   2015
                                                                                ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          $     4,484            $   187,886
  Accounts Receivable                                                               138,763                     --
  Inventory                                                                         307,898                145,480
  Prepaid                                                                            55,241                 55,887
                                                                                -----------            -----------
TOTAL CURRENT ASSETS                                                                506,386                389,253

INTANGIBLE ASSETS - LICENSES, NET                                                 2,500,000                     --
                                                                                -----------            -----------

      TOTAL ASSETS                                                              $ 3,006,386            $   389,253
                                                                                ===========            ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts Payable                                                              $   964,818            $   184,680
  Accrued Liability                                                                 577,647                181,024
  Loan Payable - Related Party, net of discount $17,626 and $0, respectively        362,374                180,000
  Loan Payable - Third Party, net of discount $18,135 and $0, respectively          531,865                300,000
  Convertible Debt, net of discount $0 and $147,230, respectively                        --              2,152,770
                                                                                -----------            -----------
TOTAL CURRENT LIABILITIES                                                         2,436,704              2,998,474

Convertible Debt, net of discount $0                                              2,300,000                     --
                                                                                -----------            -----------

      TOTAL LIABILITIES                                                           4,736,704              2,998,474
                                                                                -----------            -----------
STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 300,000,000 shares authorized;
   31,000,000 shares issued and outstanding as of August 31 2016
   and 28,000,000 as of November 30, 2015                                            31,000                 28,000
  Additional paid-in capital                                                      4,054,881              1,177,540
  Non-Controlling Interest in Subsidiary                                            (25,274)               (14,643)
  Accumulated Deficit                                                            (5,790,925)            (3,800,118)
                                                                                -----------            -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      (1,730,318)            (2,609,221)


      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                 $ 3,006,386            $   389,253
                                                                                ===========            ===========


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                      Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended             Ended             Ended
                                                       August 31,        August 31,        August 31,        August 31,
                                                         2016              2015              2016              2015
                                                     ------------      ------------      ------------      ------------
REVENUES                                             $     17,028      $      9,915      $    241,053      $     11,555

Cost of Sales                                               9,388             5,729           135,364             6,267
                                                     ------------      ------------      ------------      ------------
GROSS PROFIT                                                7,640             4,186           105,689             5,288

GENERAL & ADMINISTRATIVE EXPENSES                        (422,072)         (462,214)       (1,522,060)       (1,282,750)

OTHER INCOME (EXPENSES)
  Royalty Fees                                            (80,587)          (58,778)         (233,714)         (166,699)
  Interest Expense                                        (79,269)         (205,077)         (351,353)         (461,417)
                                                     ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSES)                            (159,856)         (263,855)         (585,067)         (628,116)
                                                     ------------      ------------      ------------      ------------

NET LOSS                                             $   (574,288)     $   (721,883)     $ (2,001,438)     $ (1,905,578)
                                                     ============      ============      ============      ============

NET LOSS ATTRIBUTABLE TO TRIDENT                         (566,582)         (721,883)       (1,990,807)       (1,905,578)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS         (7,706)               --           (10,631)               --

BASIC EARNING (LOSS) PER SHARE                       $      (0.02)     $      (0.03)     $      (0.07)     $      (0.07)
                                                     ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             31,000,000        28,000,000        30,596,364        28,000,000
                                                     ============      ============      ============      ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
                Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                    Nine Months            Nine Months
                                                                       Ended                  Ended
                                                                     August 31,             August 31,
                                                                        2016                   2015
                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $ (2,001,438)          $ (1,905,578)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Debt issuance cost                                                       --                 34,250
     Amortization of debt discount                                       190,245                339,225
     Amortization of license                                             200,000                     --
     Compensation-Options                                                101,565                     --
  Changes in operating assets and liabilities:
     Accounts Receivable                                                (138,763)                    --
     Prepaid expenses                                                        646                (71,219)
     Inventory                                                          (162,418)              (233,727)
     Accounts payable and accrued liabilities                          1,176,761                 79,628
                                                                    ------------           ------------
          CASH USED IN OPERATING ACTIVITIES                             (633,402)            (1,757,421)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on loan payable - related party                          --               (140,070)
  Proceeds on loan payable - related party                               200,000                 75,000
  Principal payments on loan payable - third party                            --               (123,000)
  Proceeds on loan payable - third party                                 250,000                100,000
  Proceeds on convertible debt                                                --              2,300,000
                                                                    ------------           ------------
          CASH PROVIDED BY FINANCING ACTIVITIES                          450,000              2,211,930
                                                                    ------------           ------------

NET CHANGE IN CASH                                                      (183,402)               454,509

CASH AT BEGINNING OF PERIOD                                              187,886                    352
                                                                    ------------           ------------

CASH AT END OF PERIOD                                               $      4,484           $    454,861
                                                                    ============           ============

NON-CASH TRANSACTIONS
  Beneficial conversion features                                    $         --           $    647,887
  Common stock issued for asset acquisition                            2,700,000                     --
  Relative fair value of warrants recorded as debt discount               78,776                     --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
  INCOME TAXES                                                      $         --           $         --
                                                                    ============           ============
  INTEREST                                                          $         --           $     34,250
                                                                    ============           ============


                   See Notes to unaudited Financial Statements

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                 August 31, 2016
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) ("we", "our", "the Company") was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is now focused on the development of high growth consumer brands and ingredients within the nutritional supplement, life sciences and food and beverage categories. The Company is in its early growth stage and has transitioned out of its shell status with the Super-8 filing at the end of August, 2014. Activities to date have been limited to capital formation, organization, development of its business plan, and development of an array of products for sale and initial commercialization efforts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported on Form 10-K have been omitted.

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company has had minimal revenues during the period from November 5, 2007 (date of inception) to August 31, 2016 and has a working capital deficit as of August 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the early growth stage at product introduction phase and expenses are increasing. The Company has secured financing to cover these expenses. The current cash of $4,484 is insufficient to cover the expenses the Company will incur during the next twelve months. The Company is currently pursuing various financing alternatives in order to address this issue and as detailed in note 9 entered into a securities purchase agreement on September 26, 2016 for proceeds of $4,100,000. The proceeds of this financing are to be used for general working capital purposes, including without limitation, settlement of accounts payable and repayment of mature debt.

NOTE 4. WARRANTS AND OPTIONS

On May 1, 2016, 100,000 stock options were granted to Steve Bromley, a Special Advisor to the Company and Chair of our Advisory Committee, with 50,000 of the options exercisable at a price of $1.25 per share, vesting May 1, 2017 and the

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                 August 31, 2016
--------------------------------------------------------------------------------

remaining 50,000 options exercisable at a price of $1.50 per share, vesting May 1, 2018. All 100,000 options expire on May 1, 2021. On June 1, 2016 the Company issued to Mr. Bromley an additional 200,000 stock options under the 2013 Stock Option Plan, with 100,000 of the options exercisable at a price of $1.25 per share, vesting June 1, 2017 and the remaining 100,000 options exercisable at a price of $1.50 per share, vesting June 1, 2018. All 200,000 options expire on June 1, 2021. The total outstanding stock options as of August 31, 2016 are 2,675,000.

The Company uses the Black-Scholes model to value the stock options. Following are the assumptions used for the shares vested 12 and 24 months from the date of issuance: Discount rate .9% and 1.29%; Volatility 76.64% and 82.45%; and Term
2.7 and 3.2 .

During the nine months ended August 31, 2016, $101,565 was recognized as options expense.

The following table represents stock option activity for the period ended August 31, 2016:


                                Number of      Weighted Average     Contractual Life     Intrinsic
                                 Options        Exercise Price          in Years           Value
                                 -------        --------------          --------           -----
Outstanding - Nov. 30,  2015    2,375,000           $1.15                 3.5
Exercisable - Nov. 30, 2015       958,334           $2.00                 3.4            $354,583
Granted                           300,000           $0.73                 5.0
Exercised or Vested                     0
Cancelled or Expired                    0
Outstanding - Aug. 31, 2016     2,675,000           $ .92                2.91
Exercisable - Aug. 31, 2016     1,666,667           $1.17                2.68            $      0

On January 29, 2016, the Company issued 125,000 warrants to purchase common shares of the Company along with the $250,000 secured third party promissory note. The relative fair value is $43,526 which is recognized as debt discount. As of August 31, 2016, $25,391 of the debt discount is amortized and the unamortized discount is $18,135.

On March 4, 2016, the Company issued 100,000 warrants to purchase common shares of the Company along with the $200,000 secured related party promissory note. The relative fair value is $35,250 which is recognized as debt discount. As of August 31, 2016, $17,624 of the debt discount is amortized and the unamortized discount is $17,626.

The exercise price of both warrants is $1.35 with a term of 3 years and these vested immediately. The Company uses the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the period ended August 31, 2016:

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                 August 31, 2016
--------------------------------------------------------------------------------


                                Number of      Weighted Average     Contractual Life     Intrinsic
                                Warrants        Exercise Price          in Years           Value
                                --------        --------------          --------           -----
Outstanding - Nov. 30,  2015           0
Exercisable - Nov. 30, 2015            0
Granted                          225,000           $1.35                  3.01
Exercised or Vested                    0
Cancelled or Expired                   0
Outstanding - August 31, 2016    225,000           $1.35                  2.46

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $500 per month rent for use of office space and services.

During the quarter ended November 30, 2015, Continental Ingredients Canada, Inc. ("CIC" ) of which the Company's CEO owned a significant interest, loaned the Company $180,000 bearing interest at the rate of 8% per annum, payable on maturity, calculated on the principal amount of the loan outstanding. The $180,000 note was advanced during the year ended November 30, 2015. Unless paid earlier, the loan and accrued and unpaid interest shall be payable in full on November 2, 2016. As of August 31, 2016, the full amount of the loan was outstanding and was subsequently repaid on September 27, 2016.

On February 29, 2016, the Company entered into a Securities Purchase Agreement with CIC whereby The Company received proceeds of $200,000 on March 4, 2016 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 100,000 warrants to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue. As of August 31, 2016, the full amount of the loan is outstanding. See note 4 for valuation of warrants.

During the year, the Company purchased inventory from Continental Ingredients Canada, Inc. The total amount of inventory purchased was $316,086.

On September 1, 2016 CIC was sold to an unrelated third party and as a result the Company's CEO no longer owns a significant interest.

NOTE 6. LOAN PAYABLE - THIRD PARTY

We have three short term loans. One for $200,000, one for $100,000 and the other for $250,000 bearing interest at the rate of 8.0%, 8.0% and 10.0% per annum respectively, payable on maturity, calculated on the principle amount of the loan outstanding. As of August 31, 2016, the full amounts of the loans were outstanding and the accrued interest expense was $69,170 ($37,436, $16,942 and $15,000 respectively). The loans for $200,000 and $250,000 were subsequently repaid on September 29, 2016 and the loan for $100,000 was subsequently repaid on October 4, 2016.

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                 August 31, 2016
--------------------------------------------------------------------------------

NOTE 7. CONVERTIBLE DEBT

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

The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum. As detailed in note 9, on September 26, 2016 the Company entered into an amendment agreement related to these convertible debentures whereby the applicable interest rate was increased from 6% to 8% and provisions added to allow the investor to transfer, sell or hypothecate the convertible notes subject to applicable securities laws. The maturity date of the notes was also extended through September 30, 2019.

Due to the note being convertible to the Company's common shares, a beneficial conversion features analysis was performed. The intrinsic value of the conversion feature was $647,887 which was recognized as debt discount. During the nine months ended August 31, 2016, $147,230 of debt discount was amortized and the unamortized discount is $0.

As of August 31, 2016 and November 30, 2015, the outstanding balance of the convertible debt is $2,300,000 and $2,152,770, net of discount of $0 and $147,230, respectively.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the conversion option should be classified as equity.

NOTE 8. INTANGIBLE ASSETS

On January 22, 2015, pursuant to a Deed of Assignment dated effective January 20, 2015, the Company entered into an Emulsion Supply Agreement with Oceans Omega LLC which represents the rights acquired pursuant to the Deed of Assignment. The Emulsion Supply Agreement provides the Company with the non-exclusive right and license (without the right to sublicense) to purchase, market, promote, sell and distribute Oceans Omega LLC's omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages (exclusive for meats) for human or animal consumption. On January 6, 2016 the Company issued 3,000,000 shares to mark the closing of the Deed of Assignment and the Emulsion Supply Agreement, which did not specify the amount of consideration payable by the Company when they were executed on January 20, 2015. The consideration payable was subsequently established by the parties at a market value of $2,700,000 based on the closing price of the common shares as quoted on the OTC Markets quotation systems on January 6, 2016. The value of the license is being amortized over the remaining contractual life which is 9 years. As of August 31, 2016, the net value of the license was $2,500,000 after amortizing $200,000.

                           TRIDENT BRANDS INCORPORATED
             Notes to (Unaudited) Consolidated Financial Statements
                                 August 31, 2016
--------------------------------------------------------------------------------

NOTE 9. SUBSEQUENT EVENTS

On September 26, 2016, the Company entered into a securities purchase agreement with a non-US institutional investor, pursuant to which, in consideration for proceeds of $4,100,000, the Company issued a secured convertible promissory note in the amount of $4,100,000. Pursuant to the securities purchase agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at the Company's request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds with 120 days following September 26, 2016.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans.

In consideration of each advance made by the investor pursuant to the securities purchase agreement, the Company will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a price per share equal to a 25% discount to the 10 day average closing price of the Company's common stock for the period immediately preceding the issuance of the applicable note.

As additional consideration to the investor for entering into the securities purchase agreement, the Company concurrently entered into an amendment agreement pursuant to which certain features of convertible promissory notes previously purchased by the investor in the original principal amounts of US$1,800,000 and US$500,000, on January 29, 2015 and May 14, 2015, respectively, were amended. The amendments raise the applicable interest rate from 6% to 8% per annum, and allow the investor to transfer, sell, or hypothecate the convertible notes subject to applicable securities laws. The maturity date of the notes was also extended through September 30, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter and three quarters ended August 31, 2016 and August 31, 2015 contained under Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q") and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2015 ("Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to October 14, 2016.

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

BUSINESS DEVELOPMENTS

On December 8, 2015, a Letter of Intent ("LOI") was signed confirming the intention of Trident Brands Inc. and Continental Ingredients Canada Inc. ("CIC") to enter into negotiations regarding the potential acquisition by Trident of up to 43% of the voting securities of CIC with an option to acquire the balance of all remaining issued and outstanding voting securities at the time of the closing of the transaction. No agreement was ultimately realized and the parties are no longer in negotiations.

On December 9, 2015, we entered into a revised Product Development Agreement ("PDA") with Continental Ingredients Canada Inc. ("CIC") pursuant to which we engaged CIC on an exclusive basis to provide services for the development, manufacturing, and supply of our Everlast Nutrition(R) and Brain Armor(TM) brand nutritional supplements, and functional food and beverage products. CIC's services will include research and development, design, ingredient sourcing, production, distribution, and inventory management of our planned portfolio of branded products. In addition, CIC will manage all third party suppliers and manufacturers, and provide us with office space at their Oakville, Ontario, facility. The term of the PDA is for 5 years, expiring on December 9, 2020, renewing automatically for successive 12 month periods unless terminated by either party with 6 months' notice. This PDA replaced our previous agreement with CIC dated May 5, 2014 regarding our Everlast Nutrition(R) products. On March 1st 2016, the PDA was further amended to clarify that while neither party to the agreement can assign its interests or obligations without the prior written consent of the other party, a change of control in CIC shall not be considered an assignment of CIC's rights and obligations.

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

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000. Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds with 120 days following September 26, 2016. We intend to use the proceeds from the $4,100,000 secured promissory note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a price per share equal to a 25% discount to the 10 day average closing price of the Company's common stock for the period immediately preceding the issuance of the applicable note.

Also on September 26, 2016, we entered into a Convertible Promissory Note Amendment Agreement with the same non-US institutional investor whereby we agreed to extend the maturity date and interest payable on $2,300,000 of senior secured convertible debentures which were initially funded on February 5, 2015 and on May 14, 2015. Under the terms of the amendment the maturity date of the notes were extended through September 30, 2019 and the interest rate was increased from 6% per annum to 8% per annum. The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share.

Effective September 30, 2016, Karen Arsenault resigned from her role as Special Advisor to the Company. Ms. Arsenault was appointed as Special Advisor on May 5, 2014.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month and nine month periods ended August 31, 2016 and August 31, 2015.

THREE MONTH PERIODS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

Our operating results for the three month periods ended August 31, 2016 and August 31, 2015 are summarized as follows:

                                               Three Months        Three Months
                                                  Ended               Ended
                                                August 31,          August 31,
                                                   2016                2015
                                                 --------            --------

Revenues                                         $ 17,028            $  9,915
Gross Profit                                     $  7,640            $  4,186
Operating Expenses                               $422,072            $462,214
Other Expenses                                   $159,856            $263,855
Net Loss                                         $574,288            $721,883

REVENUES AND GROSS PROFITS

While still in the early stages of commercialization, our revenues increased in the third quarter of 2016 as we have commenced commercialization of our product offerings and realized increased sales of Brain Armor(R), primarily through e-retailers. Gross Profit increased accordingly in the third quarter of 2016 to $7,640 or 44.9% of revenues versus $4,186 or 42.2% of revenues in the prior year, indicative of increased efficiencies and an improved product mix. During the quarter we incurred continued manufacturing delays on the production of certain Everlast(R) products, resulting in reduced revenues in the quarter, and it is expected that this will also have an impact on Everlast(R) revenues in the fourth quarter as well. Even so, we expect both Everlast(R) and Brain Armor(R) revenues to continue to ramp-up over the course of 2016 and into 2017 as commercial efforts gain traction, new listings are realized and further product innovation is brought to the market.

OPERATING EXPENSES

Our operating expenses for the three month periods ended August 31, 2016 and August 31, 2015 are summarized below:

                                               Three Months        Three Months
                                                  Ended               Ended
                                                August 31,          August 31,
                                                   2016                2015
                                                 --------            --------

Professional Fees                                $ 11,716            $ 57,856
General & Administrative Expenses                $266,693            $163,922
Marketing, Selling & Warehousing Expenses        $111,492            $199,403
Management Salary                                $ 12,000            $ 21,000
Director's Fees                                  $ 18,000            $ 18,000
Rent                                             $  2,171            $  2,033

Operating expenses for the three month period ended August 31, 2016 were $422,072 as compared to $462,214 for the comparative period in 2015, a decrease of approximately 9%. The decrease in our operating expenses was primarily due to reduced marketing and promotional expenses based on the timing of certain expenditures in the prior year, a focused effort in 2016 to delay certain marketing and selling costs as a result of manufacturing issues delaying the roll-out of the new Everlast Nutrition SKU's and reduced professional fees, offset by increased general and administrative costs including advertising and promotion, as we build-out our organization and roll-out our product offerings, as well as incremental non-cash costs of $55,258 due to stock option compensation expense and amortization of a license acquired during the first quarter of 2016. Operating costs are expected to continue to increase throughout 2016 and into 2017 as we continue to develop and commercialize our product offerings.

OTHER EXPENSES

Other expenses for the three month period ended August 31, 2016 decreased to $159,856 versus $263,855 in the comparative period in 2015. The decrease was due to the reduction in interest expense related to the beneficial conversion feature on the convertible debt offset by an increase in interest expense due to higher debt levels plus an increase in royalties as per the terms of the Everlast(R) License Agreement.

NINE MONTH PERIODS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

Our operating results for the nine month periods ended August 31, 2016 and August 31, 2015 are summarized as follows:

                                             Nine Months             Nine Months
                                                Ended                   Ended
                                              August 31,              August 31,
                                                 2016                    2015
                                              ----------              ----------

Revenues                                      $  241,053              $   11,555
Gross Profit                                  $  105,689              $    5,288
Operating Expenses                            $1,522,060              $1,282,750
Other Expenses                                $  585,067              $  628,116
Net Loss                                      $2,001,438              $1,905,578

REVENUES AND GROSS PROFITS

While still in the early stages of commercialization, our revenues increased in the first nine months of 2016 as we have commenced commercialization of our product offerings and realized increased sales of both Everlast(R) and Brain Armor(R) product lines, primarily through retailers. Gross Profit increased accordingly in the third quarter of 2016 to $105,689 or 43.8% of revenues versus $5,288 or 45.8% of revenues in the prior year. During the second and third quarters we incurred manufacturing delays on the production of certain Everlast(R) products, resulting in reduced revenues in those quarters, and it is expected that this will also have an impact on Everlast(R) revenues in the fourth quarter as well. Even so, we expect both Everlast(R) and Brain Armor(R) revenues to continue to ramp-up over the course of 2016 and into 2017 as commercial efforts gain traction, new listings are realized and further product innovation is brought to the market.

OPERATING EXPENSES

Our operating expenses for the nine month periods ended August 31, 2016 and August 31, 2015 are summarized below:

                                                 Nine Months       Nine Months
                                                    Ended             Ended
                                                  August 31,        August 31,
                                                     2016              2015
                                                   --------          --------

Professional Fees                                  $111,469          $220,126
General & Administrative Expenses                  $842,754          $367,688
Marketing, Selling & Warehousing Expenses          $475,321          $571,066
Management Salary                                  $ 32,500          $ 63,000
Director's Fees                                    $ 54,000          $ 54,000
Rent                                               $  6,016          $  6,870

Operating expenses for the nine month period ended August 31, 2016 were $1,522,060 as compared to $1,282,750 for the comparative period in 2015, an increase of approximately 19%. The increase in our operating expenses is primarily due to increased general and administrative costs as we build out our organization and roll-out our product offerings, as well as incremental non-cash costs of $101,565 due to stock option compensation expense and amortization costs of $200,000 related to a license acquired during the first quarter of 2016. Operating costs are expected to continue to increase throughout 2016 and into 2017 as we continue to develop and commercialize our product offerings.

OTHER EXPENSES

Other expenses for the nine month period ended August 31, 2016 decreased to $585,067 versus $628,116 in the comparative period in 2015. The decrease was due to the reduction in interest expense related to the beneficial conversion feature on the convertible debt offset by an increase in interest expense due to higher debt levels plus an increase in royalties as per the terms of the Everlast(R) License Agreement.

BALANCE SHEET DATA

The following table provides selected balance sheet as at August 31, 2016.

Balance Sheet Data:                     August 31, 2016        November 30, 2015
-------------------                     ---------------        -----------------

Cash                                      $     4,484            $   187,886
Total assets                              $ 3,006,386            $   389,253
Total liabilities                         $ 4,736,704            $ 2,998,474
Shareholders' deficit                     $(1,730,318)           $(2,609,221)

During the first three quarters of 2016 total assets increased significantly due to the value of the license agreement for the rights to purchase, market, sell and distribute certain Omega 3 emulsions produced by Oceans Omega LLC. Stockholders equity also increased as this license was acquired for shares, thus increasing the Additional Paid in Capital.

STRATEGIC ORIENTATION

Our objective is to provide our shareholders with solid returns through strategic investments across multiple consumer product and food ingredient platforms. The platforms we are focusing on include:

     * Life science technologies and related products that have applications to a range of consumer products;
     * Nutritional supplements and related consumer goods providing defined benefits to the consumer; and
     * Functional foods and beverages ingredients with defined health and wellness benefits.

We are building our business through strategic investments in high growth early stage consumer brands and functional ingredients platforms within segment/sectors which we believe offer long term growth potential. We are focused on three core strategies underpinning our objectives:

     * To execute our multi-tier brand and innovation strategy to drive revenue;
     * To aggressively manage our asset light business model to drive a low cost platform; and
     * To drive disciplines leading to increased investor awareness and ability to finance and govern growing operations.

While we have yet to realize break even cash flows or profitability, we believe we are making progress against our goals and objectives, and expect revenues and margins to increase as we begin commercializing the products within our portfolio. All three of our product platforms show solid potential in the markets where they compete and both our Everlast(R) and Brain Armor(R) product lines are now in the market and generating revenues. Our strategy was to first establish listings for these products with non-bricks and mortar accounts, and this has been successful. Brain Armor(R) has now been listed at a large retail account as well, and we expect listings for Everlast(R) to follow. The development of Oceans Omega as an ingredient for food and beverage products is ongoing, and given the longer sales cycle for ingredients, we expect to realize revenues later in fiscal 2106 both through external customer product development and also internally via potential line extensions for both the Everlast(R) and Brain Armor(R) product lines.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2016 was $ 4,484 with $ 4,736,704 in outstanding liabilities including loans payable and convertible debt. On September 26, 2016 we received proceeds of $4,100,000 through the issuance of senior secured convertible debentures.

As at August 31, 2016 we had two loans payable to a related party (CIC), one for $180,000 bearing interest at a rate of 8% per annum, due November 2, 2016 and the other one for $200,000 at a rate of 10%, due March 4, 2017. As at August 31, 2016, the full amount of the loans and interest were outstanding. The loan for $180,000 plus outstanding interest was repaid in full on September 27, 2016.

As at August 31, 216, we had three short term loans from third parties. One for $200,000, one for $100,000 and the other for $250,000 bearing interest at the rate of 8.0%, 8.0% and 10.0% per annum respectively, payable on maturity, calculated on the principle amount of the loan outstanding. As at August 31, 2016, the full amount of the loans and interest were outstanding. The loans for $200,000 and $250,000 plus outstanding interest were repaid in full on September 29, 2016. The loan for $100,000 plus outstanding interest was repaid in full on October 4, 2016.

On January 29, 2015, we entered into a securities purchase agreement with a non-US institutional investor whereby we agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company's common stock. We received $1,800,000 of the funds from the transaction on February 5, 2015 and the balance of $500,000 on May 14, 2015. On September 26, 2016, we entered into a Convertible Promissory Note Amendment Agreement with this investor whereby we agreed to extend the maturity date and amend the interest payable on the senior secured convertible debentures, whereby we extended the term of the notes through September 30, 2019 and interest rate was increased from 6% per annum to 8% per annum. The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share for an aggregate of up to 3,239,437 shares.

On January 29, 2016 and February 29, 2016, we entered into Securities Purchase Agreements whereby we received proceeds of $250,000 on February 3, 2016 and $200,000 on March 4, 2016 in return for secured promissory notes of $250,000 and $200,000 due 12 months from the issuance date, bearing interest at the rate of 10% per annum, and 125,000 and 100,00 warrants respectively to purchase common shares of our Company at an exercise price of $1.35 per share for three years from the date of issue. The promissory note and outstanding interest for $250,000 was repaid in full on September 29, 2016. The $200,000 promissory note (due to a related party, as disclosed previously) remains outstanding and is subordinate to the senior secured convertible debentures.

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000. Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016. We intend to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a price per share equal to a 25% discount to the 10 day average closing price of the Company's common stock for the period immediately preceding the issuance of the applicable note.

Going forward we will need to continue to raise funds via both debt and equity offerings to support the anticipated growth of our business. While funds on hand are likely not sufficient to fund our operations for the next twelve months, management are actively assessing and developing a number of financing alternatives to raise funds as required in addition the amounts to be funded under the September 26, 2016 Securities Purchase Agreement with a non-US institutional investor.

Required funds may be raised through equity financing, debt financing, or other sources, some of which may lead to dilution in the equity ownership of our shares. Without these funds, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock.

GOING CONCERN

The accompanying financial statements included in this Form 10-Q are presented on a going concern basis. There is substantial doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $5,790,925 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 14, 2016                  Trident Brands Incorporated


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