Form 10-K
period 2016-11-30
Trident Brands Inc
filed 2017-02-28
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Nevada	6-1367322
(State orOther Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 South Executive Drive, Suite 101
Brookfield, WI  53005
(Address of Principal Executive Offices & Zip Code)

(262)789-6689
(Telephone Number)

Resident Agents of Nevada
711 S. Carson Street, Suite 4
Carson City, NV  89701
(Name and Address of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of February 28, 2017, the registrant had 31,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of February 28, 2017.

TRIDENT BRANDS INCORPORATED
FORM 10-K
For the year ended November 30, 2016

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended November 30, 2016 (“Form 10-K”) to the “Company”, “we”, “us”, “our”, “Trident” and “Trident Brands” or similar words and phrases are to Trident Brands Incorporated . and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share data, unless otherwise stated.  Amounts expressed in other than U.S. dollars are noted accordingly.  For example, amounts if expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”.

Forward-Looking Statements

This Form 10-K contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to expected increases in revenues and margins, growth opportunities, the success of new product launches and line extensions, our ability to finance our business, potential strategic investments, business strategies, competitive strengths, goals, references to key markets where we operate and the market for our securities.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	we have a limited operating history with significant losses and expect losses to continue for the foreseeable future;
•
there is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations;

•	we could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations;
•	we are governed by only three persons serving as directors and officers which may lead to faulty corporate governance;
•	we must attract and maintain key personnel or our business may fail;
•	we may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions;
•	our business and operating results could be harmed if we fail to manage our growth or change;
•	we have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations;
•	if our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable;
•	if we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could impact our ability to stay in business;
•
we could lose our competitive advantages if we are not able to protect any of our food and nutritional products and intellectual property rights against infringement, and any related litigation could be time-consuming and costly;

•	if we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained;
•	if we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained;

•	our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands;
•
our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm product sales and harm our financial condition and operating results;

•
if we do not introduce new products or make enhancements to adequately meet the changing needs of our customers, some of our products could fail in the marketplace, which could negatively impact our revenues, financial condition and operating results.

•	we are affected by laws and governmental regulations with potential penalties or claims, which could harm our financial condition and operating results;
•
since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality and which are manufactured in compliance with applicable laws, then our financial condition and operating results would be harmed;

•	we may incur material product liability claims, which could increase our costs and harm our financial condition and operating results;
•	unless we can generate sufficient cash from operations or additional raise funds, we may not be able to meet our debt obligations;
•	our customers generally are not obligated to continue purchasing products from us;
•	if we do not manage our supply chain effectively, our operating results may be adversely affected;
•	our stock price may be volatile, which may result in losses to our shareholders;
•	our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all;
•
the market price for our common stock is particularly volatile given our status as a relatively small and developing company, which could lead to wide fluctuations in our share price. Our shareholders may be unable to sell their common stock at or above their purchase price if at all, which may result in substantial losses to you;

•	we do not anticipate paying any cash dividends to our common shareholders and as a result shareholders may only realize a return when the shares are sold;
•	we are listed on the OTCQB quotation system and our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares;
•	volatility in our common share price may subject us to securities litigation;
•
the elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees;

•	our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

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

The Company maintains a compelling portfolio of branded consumer products including nutritional products and supplements under the Everlast® and Brain Armor® brands, and functional food ingredients under the Oceans Omega brand. The Company also provides a range of private label nutritional and supplement products to retailers. These products are focused on the fast growing supplements and nutritional product and heart and brain health categories, supported by an established contract manufacturing, supply chain and research and development infrastructure, and a solid and proactive management team, board of directors and advisors with many years of experience in related categories.

Corporate Legal Structure and Related Matters

Trident Brands Incorporated has four legal subsidiaries, as detailed below.

Trident Brands Canada Ltd. is 100% owned by Trident Brands Incorporated and holds various banking facilities, Sports Nutrition Product Inc. is 100% owned by Trident Brands and holds the license to market and sell products in the nutritional foods and supplements categories under the Everlast® brand, Brain Armor Inc. is 85% owned by Trident Brands and holds the trademark related to the Brain Armor® brand and Trident Brands International Ltd. is 100% owned by Trident Brands and will handle the company’s international operations and sub-license out products in the international markets.

The Company’s administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 31,000,000 common shares were issued and outstanding as of November 30, 2016 and 31,000,000 as of February 28, 2017.

History and Evolution of Trident Brands

Trident Brands Incorporated was incorporated in the State of Nevada on November 5, 2007 as Sandfield Ventures Corp. Its primary business was resource exploration in that state but after a period of time management of the Company decided to take a new direction for the business and focus on consumer goods with a focus on nutritional products and ingredients.  We are currently in the product introduction and commercialization phase of this business focus.

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

On December 23, 2013, we signed a 15 year license agreement (including a ten year extension option) with Everlast® World’s Boxing Headquarters Corp., International Brand Management & Licensing, to market and sell products in the nutritional foods and supplements category under the Everlast® brand. This licensing agreement enables us to introduce a portfolio of nutritional products in categories such as supplements and functional foods using this brand mark.

On March 21, 2014, we appointed the following individuals as officers and directors:

•	Donald MacPhee was appointed to our Board of Directors, Chair of the Audit Committee and as a member of the Corporate Governance Committee.
•	Scott Chapman was appointed to our Board of Directors, Chair of the Corporate Governance Committee, member of the Audit Committee and member of the Compensation Committee.
•	Michael Browne was appointed as our President, Chief Financial Officer, Treasurer and Secretary.
•	Peter Salvo was appointed as our Controller.

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

On May 5, 2014, we entered into a Product Development Agreement with Continental Ingredients Canada Inc. in support of our plan to commercialize nutritional supplements and functional food and beverage products for sales in North America.  Under the Agreement, we engaged Continental Ingredients on an exclusive basis to provide services for the development, manufacturing and supply of our products for a period of five years commencing on May 5, 2014 and ending on May 4, 2019, such term to renew automatically for a further 12 months unless either party delivered a written termination notice six months prior to the expiration of the initial term or renewal period.  This agreement has subsequently been revised effective December 9, 2015 and details are provided in the Key Developments in Fiscal 2015 section of this Form 10-K.

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

On March 1, 2015, we acquired, through a licensing agreement with DSM Nutritional Products LLC (“DNP”), the exclusive global rights to Brain Armor® dietary supplements, a plant-based DHA supplement designed specifically for the needs of athletes.  At the same time, a wholly-owned subsidiary, Brain Armor Incorporated was registered to hold the trademark license and all costs and revenue associated with commercial development of the Brain Armor® brand. As per the agreement, DNP shall be the sole source of the Company's omega-3 oil requirements which will be DNP's life's DHATM oil and will supply the soft gel capsules in finished form to us. In order to maintain exclusivity to the license, we are required to meet certain targets with respect to product launches and sales volume.  Also under the terms of the agreement we have the opportunity to exercise an option to purchase the Brain Armor(R) dietary supplement brand. The term of the Agreement and the license rights is for five (5) years and shall be subject to successive one (1) year automatic renewal periods, assuming all performance milestones have been met.

On June 29, 2015, we appointed Dr. Neilank K. Jha, MD, FRCS (C) as a Special Advisor to its Brain Armor® subsidiary.  On September 29, 2015 the Board of Directors of Brain Armor Inc. allotted 100,000 shares of common stock representing 10% of the issued and outstanding capital of Brain Armor Inc. to KONKUSSION Inc., a company controlled by Dr. Jha. Dr. Jha is a board certified Neurosurgeon FRCS(C) and a fellowship trained Spine Surgeon. Dr. Jha is one of North America's foremost concussion experts, with published articles, papers and book chapters, as well as presenting various abstracts at scientific meetings in Canada and the United States. Dr. Jha is the Founder and Chairman of the KONKUSSION program. His vision is to revolutionize and redefine the management of concussions.

On November 1, 2015, we entered into a consulting agreement with Dr. Julian Bailes wherein Dr. Bailes has agreed to provide consulting services as a Special Advisor to our Company and/or our subsidiary, Brain Armor Inc. for a period of 12 months.  Pursuant to the consulting agreement, we agreed to issue to Dr. Bailes 5% of the issued and outstanding shares of Brain Armor Inc. effective November 30, 2015.  As a result, our company now holds 85.5% of the issued and outstanding shares of Brain Armor Inc.   Dr. Bailes is a nationally recognized leader in the field of neurosurgery and conducts research on the impact of brain injury on neurological function. Dr. Bailes is the Chairman of the Department of Neurosurgery at North Shore University Health System, Co-Director of the North Shore Neurological Institute, and a Clinical Professor of Neurosurgery at the University of Chicago Pritzker School of Medicine.  The Company is working with both Dr. Jha and Dr. Bailes to research and develop line extensions and new products that support active lifestyles and sports participation under the Brain Armor® brand.

On November 30, 2015, Michael Browne signed a service contract with the company to serve as Brand Director of Trident Brands Inc.   At that time his stock options were amended from a total of 1,125,000 which were issued May 5, 2014 to 625,000.   As a result, total stock options outstanding as of November 30, 2015 was 2,375,000.

Key Developments in Fiscal 2016 and Fiscal 2017 to the Date of this Report

On December 8, 2015, a Letter of Intent (“LOI”) was signed confirming the intention of Trident Brands Inc. and Continental Ingredients Canada Inc. to enter into negotiations regarding the acquisition by Trident of up to 43% of the voting securities of Continental with an option to acquire the balance of all remaining issued and outstanding voting securities at the time of the closing of the transaction.  Approval of any subsequent agreement, if any, was subject to approval by a Special Committee of the Board, and no deal was ever consummated in this regard. On September 1, 2016, Continental was purchased by a third party.

On December 9, 2015, we entered into a revised Product Development Agreement (“PDA”) with Continental Ingredients Canada Inc. (“CIC”) pursuant to which we engaged CIC on an exclusive basis to provide services for the development, manufacturing, and supply of our Everlast Nutrition® and Brain Armor™ brand nutritional supplements, and functional food and beverage products.  CIC’s services will include research and development, design, ingredient sourcing, production, distribution, and inventory management of our planned portfolio of branded products.  In addition, CIC will manage all third party suppliers and manufacturers, and provide us with office space at their Oakville, Ontario, facility.  The term of the PDA is for 5 years, expiring on December 9, 2020.  The term will renew automatically for successive 12 month periods unless terminated by either party with 6 months’ notice.  This PDA replaced our previous agreement with CIC dated May 5, 2014 regarding our Everlast Nutrition® products.   On March 1st 2016, the PDA was further amended to clarify that while neither party to the agreement can assign its interests or obligations without the prior written consent of the other party, a change of control in CIC shall not be considered an assignment of CIC’s rights and obligations.

Effective December 15, 2015, Michael Browne resigned as President of our Company to focus on his Brand Director, Chief Financial Officer, Secretary and Treasurer responsibilities.  Mr. Browne’s resignation was not the result of any disagreement with our Company regarding our operations, policies, practices or otherwise.

Also, effective December 15, 2015, Donald MacPhee, one of our board members, was appointed as President and Chief Executive Officer of our Company.

On January 28, 2016, we issued 3,000,000 common shares pursuant to a Deed of Assignment dated effective January 20, 2015 among our Company, Oceans Omega LLC, and the assignor 2298107 Ontario Inc., pursuant to which the assignor assigned to our Company the assignor’s non-exclusive rights to purchase, market, sell and distribute certain Omega 3 nutritional emulsions produced by Oceans Omega LLC to the food and beverage industries and exclusive rights to purchase, market, sell and distribute to the global meat industry.

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

On May 1, 2016, we entered into a Special Advisor Consulting Agreement with Bromley Consulting & Advisory Inc. ("Bromley Consulting") and Steve Bromley pursuant to which Bromley Consulting agreed to provide the services of Steve Bromley as a Special Advisor to the Company and as Chair of our Advisory Committee. The initial term of the Agreement was for one year and renewing automatically for successive one year periods unless terminated by either party with not less than 30 days' notice. In consideration of the engagement, we have agreed to pay Bromley Consulting an annual retainer of $30,000 payable in monthly installments of $2,500 plus fees for additional services to be mutually agreed, and we issued to Mr. Bromley 100,000 stock options under our 2013 Stock Option Plan, with 50,000 of the options exercisable at a price of $1.25 per share, vesting May 1, 2017 and the remaining 50,000 options exercisable at a price of $1.50 per share, vesting May 1, 2018. All 100,000 options expire on May 1, 2021.  Effective June 1, 2016 we issued to Mr. Bromley an additional 200,000 stock options under our 2013 Stock Option Plan, with 100,000 of the options exercisable at a price of $1.25 per share, vesting June 1, 2017 and the remaining 100,000 options exercisable at a price of $1.50 per share, vesting June 1, 2018. All 200,000 options expire on June 1, 2021.  Effective November 1, 2016 this Agreement was replaced by a Services Agreement whereby Steve Bromley would continue in his capacity as Chair of our Advisory Committee for a monthly fee of $1,000 plus the options previously granted on May 1, 2016, terminable by either party at any time. The 200,000 stock options issued on June 1, 2016 were withdrawn.

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds with 120 days following September 26, 2016.  We intend to use the proceeds from the $4,100,000 secured promissory note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a price per share equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note.

Also on September 26, 2016, we entered into a Convertible Promissory Note Amendment Agreement with the same non-US institutional investor whereby we agreed to extend the maturity date and interest payable on $2,300,000 of senior secured convertible debentures which were initially funded on February 5, 2015 and on May 14, 2015.  Under the terms of the amendment the maturity date of the notes were extended through September 30, 2019 and the interest rate was increased from 6% per annum to 8% per annum. The convertible debentures are convertible into shares of the Company’s common stock at an initial conversion price of $.71 per share.

Effective September 30, 2016, Karen Arsenault resigned from her role as Special Advisor to the Company.  Ms. Arsenault was appointed as Special Advisor on May 5, 2014.

Effective December 12, 2016 we made the following changes to our officers and directors:

•	Donald MacPhee resigned as a Director of the Board of Directors, Chair of the Audit Committee and as President and Chief Executive Officer, and was appointed Director of Operations;
•	Anthony Pallante was appointed as Director and Chairman of our Board of Directors, and as Chief Executive Officer;
•	Mark Holcombe resigned as Chairman of the Board of Directors and was appointed as President, Director and Chair of the Compensation Committee.
•	Scott Chapman, our Director and Chair of the Corporate Governance Committee, was also appointed as Chair of the Audit Committee.
•	Michael Browne resigned as Corporate Secretary of Trident Brands Incorporated and will continue to serve as Brand Director, Chief Financial Officer, and Treasurer; and
•	Peter Salvo, Controller of the Company was also appointed as Corporate Secretary.

On February 15, 2017, we entered into a Letter of Intent (the “LOI”) with The Activation Group, Inc., an integrated marketing and advertising agency incorporated in Ontario, Canada.  Pursuant to the LOI, we will seek to enter into a definitive agreement to purchase all the issued and outstanding common shares of The Activation Group in consideration for a purchase price consisting of $200,000 cash, and $800,000 payable in common shares of Trident.  The cash consideration is inclusive of a $50,000 deposit paid to The Activation Group upon execution of the LOI, and $150,000 payable upon closing a definitive agreement. Stock payments shall be payable in four $200,000 installments, subject to the achievement of earnings targets.  The transaction contemplated by the LOI will be subject to the satisfactory completion of due diligence, and to the negotiation and completion of a definitive agreement among the parties and the shareholders of The Activation Group.

Also, on February 15, 2017 our board of directors appointed Mark Cluett as the Chief Operating Officer at Trident Brands Incorporated, with responsibility for business strategy execution and commercialization.

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

Our objective is to provide our shareholders with solid returns through strategic investments across multiple consumer product and food ingredient platforms. The platforms we are focusing on include:

•	Life science technologies and related products that have applications to a range of consumer products;
•	Nutritional supplements and related consumer goods providing defined benefits to the consumer; and
•	Functional foods and beverages ingredients with defined health and wellness benefits.

We are building our business through strategic investments in high growth early stage consumer brands and functional ingredients platforms within segment/sectors which we believe offer long term growth potential.  We are focused on three core strategies underpinning our objectives:

•	To execute our multi-tier brand and innovation strategy to drive revenue;
•	To aggressively manage our asset light business model to drive a low cost platform; and
•	To drive disciplines leading to increased investor awareness and ability to finance and govern growing operations.

While we have yet to realize break even cash flows or profitability, we believe we are making progress against our goals and objectives, and expect revenues and margins to increase as we begin commercializing the products within our portfolio. All three of our product platforms show solid potential in the markets where they compete and both our Everlast® and Brain Armor® product lines are now in the market and generating revenues.  We are also developing a full range of private label product offerings.  The development of Oceans Omega as an ingredient for food and beverage products is ongoing, and given the longer sales cycle for ingredients, we expect to realize revenues in 2017 both through external customer product development and also internally via potential line extensions for both the Everlast® and Brain Armor® product lines.

Our purpose is to apply these capabilities in starting new product lines with specific competitive advantage.  Our product development is focused on:

•	Extending established brands with existing equity that can be leveraged;
•	Delivering consumer benefit with unique technology or intellectual properties; and
•	Targeting dynamic growth segments.

Coupled with strategic capital investment, our focus is on investments within the fast growing nutritional product and functional food segments/sectors. Our goal is to provide our shareholders with outstanding ROI through a portfolio of branded platforms via an asset light business model when and where appropriate.

As part of our long-term strategy we are targeting the following growth opportunities:

•	Brand licenses in fast growing categories;
•	Consumer goods with focus on supplements, functional foods & beverages;
•	Life science technology that has applications in consumer products with a focus on nutritional, brain and heart health products; and
•	Intellectual property and/or licenses in recognized brand platforms.

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

The Company’s strategic objective is to:

•	Build and grow strategic brands organically;
•	Make strategic investments in high growth companies;
•	Develop and then merge brands/business lines into larger multi-national Companies; and
•	Mitigate risk by creating a diverse portfolio of brands/operations in the growth sectors listed above.

Brands

Everlast®

We have a long term license, with a 10 year extension option, to market and sell products in the nutritional foods and supplements category under the Everlast® brand. The US Dietary Supplement Segment continues to experience dynamic growth driven by favorable demographic trends, increased media coverage of dietary issues and greater emphasis on preventive health/wellness practices in the healthcare industry, and the Everlast® line of products are designed to capitalize on this dynamic.

Brain Armor®

In March 2015, we acquired, through a licensing agreement, the exclusive global rights to Brain Armor®, a plant-based DHA supplement designed specifically for the needs of athletes. Brain Armor® helps optimize cognitive and visual performance by supplying a meaningful amount of DHA, an important Omega-3 shown to support brain, eye and heart health. Brain Armor® is powered by Life’s DHA®, a patented plant source of DHA grown in a FDA inspected facility.

Oceans Omega

In January 2016 we obtained the rights to purchase, market, sell and distribute certain patented Omega 3 products produced by Oceans Omega LLC.  The products have application as a functional food ingredient and include breakthrough technology for omega 3 fortification of food and beverages.  Prior to acquiring these rights we acted as a distributor for the then rights owner.

Product Supply

We procure our products utilizing a series of ingredient suppliers and strategic contract manufacturers. All suppliers are pre-qualified and must meet our stringent quality and performance standards. We also have a strategic agreement with Continental Ingredients Canada (“CIC”) whereby they provide services for the development, manufacturing, and supply of our Everlast Nutrition® and Brain Armor™ brand nutritional supplements, and functional food and beverage products.  CIC’s services include research and development, design, ingredient sourcing, production, distribution, and inventory management of our planned portfolio of branded products.  In addition, CIC manages all third party suppliers and manufacturers, and provides us with office space at their Oakville, Ontario, facility.

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

We have yet to establish a history of profitable operations and, as at November 30, 2016, have an accumulated deficit of $6,936,102, realized since our inception on November 5, 2007.  We have generated only nominal revenues since our inception and thus have incurred operating losses.  Our profitability will require the successful commercialization and sales of our planned products at acceptable margins. We may not be able to successfully achieve any of these requirements or ever become profitable.

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

We are governed by only three persons serving as directors and two of them act as officers of the company which may lead to faulty corporate governance.

Currently our board includes only one independent director and as a result not all of our committees are independent. This could lead to less than preferable governance practices due to this lack of total independence.

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

The patent positions of technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

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

Our success and ability to compete depends to a significant degree on our licenses and the ability to use our food and nutritional products. If any of our competitor’s copies or otherwise gains access to any of our competitive advantages or develops similar products independently, our ability to compete would be negatively impacted.

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

We cannot be assured that our outside contract manufacturers will continuously,  reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s GMP regulations.  Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot be assured we will not experience financial hardship or capacity constraints in future that could interrupt supply and thus our ability to profitably market our products.

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

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products.  We cannot provide assurance that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.  Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition or results of operations.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCQB quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Our shares have historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

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

We are listed on the OTCQB quotation system and our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

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

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources and impact our ability to operate as a going concern.

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

Item 4.  Mining Safety Disclosures

None.

Part II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since July 8, 2013 our shares have been approved for trading under the symbol “TDNT”.  As of the date of this filing, there has been no active trading of our securities, and, therefore, no high and low bid pricing.

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

As of November 30, 2016, we had 31,000,000 Shares of $0.001 par value common stock issued and outstanding held by 48 shareholders of record.

Of the 31,000,000 shares of common stock outstanding as of November 30, 2016, 10,000,000 shares are owned by Mark Holcombe, a former officer and current director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Securities authorized for issuance under equity compensation plans

As of November 30, 2016, we have issued the following securities under our 2013 Stock Option Plan:

	Name and Position	Number of Options	Date of Grant	Exercise price		Expiration	Vesting from date of Grant

1.	Michael Browne (former President),Brand Director, Chief Financial Officer, Treasurer and Secretary	375,000 125,000 125,000	May 5, 2014 May 5, 2014 May 5, 2014	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months August 2016 August 2017

2.	Donald MacPhee President & CEO, Director, Chair of the Audit Committee and member of the Corporate Governance Committee	100,000 100,000 100,000	May 5, 2014 May 5, 2014 May 5, 2014	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

3.	Scott Chapman Director, Chair of Corporate Governance Committee	100,000 100,000 100,000	May 5, 2014 May 5, 2014 May 5, 2014	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

4.	Mark Holcombe Director, Chairman of the Board of Directors and Chairman of the Compensation Committee	100,000 100,000 100,000	May 5, 2014 May 5, 2014 May 5, 2014	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

5.	Peter Salvo Controller	50,000 50,000 50,000	May 5, 2014 May 5, 2014 May 5, 2014	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

6.	Steve Bromley Special Advisor	50,000 50,000	May 1, 2016 May 1, 2016	$ $	1.25 1.50	May 1, 2021 May 1, 2021	12 months 24 months

7.	Robert Campbell Special Advisor	116,666 116,666 116,667	May 5, 2014 May 5, 2014 May 5, 2014	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

8.	Karen Arseneault Special Advisor	116,666 116,666	May 5, 2014 May 5, 2014	$ $	0.75 1.00	May 5, 2019 May 5, 2019	12 months 24 months

	Total:	2,358,333

Section 16(a)

Based solely upon a review of Forms 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2016.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended November 30, 2016 and includes information available to February 28, 2017, unless otherwise indicated herein.  It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws.  Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives.  In some cases, forward-looking statements can be identified by terms such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, or other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources.  Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities.  While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect.  Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect.  These factors are more fully described in the “Risk Factors” section at Item 1A of this Form 10-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements.  The estimates and assumptions made require us to exercise our judgment and are based on our experience and various other factors that we believe to be reasonable under the circumstances.  We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes.  The following are the accounting estimates which we believe to be most important to our business.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

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

Long-Lived Assets

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

• a significant decrease in the market price of the asset;
• a significant change in the extent or manner in which the asset is being used;
• a significant change in the business climate that could affect the value of the asset;
• a current period loss combined with projection of continuing loss associated with use of the asset; and
• a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may incur charges for impairment in the future.

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

Cost of Sales

Cost of sales includes the direct purchase cost of the product based on the FIFO method.

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

Income Taxes

We are liable for income taxes in jurisdictions where we operate.  Our effective tax rate may differ from the statutory tax rate and will vary from year to year primarily as a result of any permanent differences, investment and other tax credits, as well as the provision for income taxes at different rates in various jurisdictions.  In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction.  This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes.  These differences in the timing of the recognition of income or the deductibility of expenses may result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet.  We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable.   We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances.  Given our history of operating losses we have taken a valuation allowance to offset the potential future value of loss carry-forwards.

Results of Operations for the Fiscal Years Ended November 30, 2016 and November 30, 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three month periods ended November 30 2016 and 2015, and the fiscal years ended November 30, 2016 and 2015.

Our operating results for twelve month periods ended November 30, 2016 and 2015 are summarized as follows:

	Twelve Months Ended	Twelve Months Ended
	Nov 30,	Nov 30,
	2016	2015

Revenues	$168,042	$16,569
Gross Profit	$70,304	$6,618
Operating Expenses	$2,681,358	$2,511,893
Other Expenses	$576,073	$664,549
Net Loss	$3,187,127	$3,169,824

Revenues and Gross Profits

While still in the early stages of commercialization, our revenues increased in 2016 to $168,042 versus $16,569 in the prior year as we have commenced commercialization of our product offering and realized increased sales of both Everlast® and Brain Armor® product lines, primarily through e-retailers. Gross Profit increased accordingly in 2016 to $70,304 or 41.8% of revenues versus $6,618 or 39.9% of revenues in the prior year, indicative of increased efficiencies and an improved product mix. In 2016 we incurred manufacturing delays on the production of certain Everlast® products, resulting in reduced revenues. Even so, we expect both Everlast® and Brain Armor® revenues as well as sales of private label nutritional health products to continue to ramp-up into 2017 as commercial efforts gain traction, new listings are realized and further product innovation is brought to the market. Resulting from the notification of one of our retail customers of the de-listing of our Brain Armor® product in April of 2017, we adjusted fourth quarter revenues down by $94,308 and the corresponding gross profit down by $45,268 in the fourth quarter based on the calculation of the estimated product to be returned.

Operating Expenses

Our operating expenses for the years ended November 30, 2016 and 2015 are outlined in the table below:

	2016	2015

Professional Fees	$176,336	$270,781
General & Administrative Expenses	$1,293,735	$981,211
Marketing, Selling & Warehousing Expenses	$768,035	$878,479
Management Salary	$50,500	$75,000
Director's Fees	$72,000	$72,000
Rent	$7,023	$8,877
Royalty Fees	$313,729	$225,545

Operating expenses for the year ended November 30, 2016 were $2,681,358 as compared to $2,511,893 for the comparative period in 2015, an increase of 6.7%.  The increase in our operating expenses is primarily due to increased general and administrative costs as we build out our organization and roll-out our product offerings, as well as an increase in royalty fees of $88,184 as per the terms of the Everlast License Agreement and incremental non-cash costs of $275,000 related to a license acquired during the first quarter of 2016. Operating costs are expected to continue to increase in 2017 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the year ended November 30, 2016 were $576,073 versus $664,549 in the comparative period in 2015, a decrease of 13.3%. The decrease was due to a decrease in interest expense of $88,476 due to a lower impact of the beneficial conversion feature related to the convertible note entered into in 2015.

Liquidity and Capital Resources

Our cash balance at November 30, 2016 was $1,527,624. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months. We are an early growth stage company and generated $168,042 in revenue in 2016.

As of November 30, 2016 we had a loan of $200,000 payable to a former related party (CIC) bearing interest at 8% per annum due March 4 2017. The earlier loan of $180,000 plus outstanding interest was repaid in full on September 27, 2016.

The three short term loans from third parties of $200,000, $100,000 and $250,000 bearing interest at the rate of 8.0%, 8.0% and 10.0% per annum respectively were all repaid during the last quarter of the year ended November 30, 2016.

On January 29, 2015, we entered into a securities purchase agreement with a non-US institutional investor whereby we agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company’s common stock.  We received $1,800,000 of the funds from the transaction on February 5, 2015 and the balance of $500,000 on May 14, 2015.  On September 26, 2016, we entered into a Convertible Promissory Note Amendment Agreement with this investor whereby we agreed to extend the maturity date and amend the interest payable on the senior secured convertible debentures, whereby we extended the term of the notes through September 30, 2019 and interest rate was increased from 6% per annum to 8% per annum.   The convertible debentures are convertible into shares of the Company’s common stock at an initial conversion price of $.71 per share for an aggregate of up to 3,239,437 shares.

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016.  We intend to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note. Due to the note being convertible to the Company common shares, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $1,366,667 which was recognized as debt discount. As of November 30, 2016, $80,831 of debt discount was amortized and the unamortized discount is $1,285,836.

Plan of Operation

Cash Requirements

Over the next 12 months we intend to carry on business as a food and nutritional products company. We anticipate that we will incur the following cash operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)

Professional fees	120,000
Consulting/Advisor fees	550,000
Rent	110,000
Sales, Travel and Marketing	1,200,000
Other general administrative expenses	980,000
Royalty obligations(1)	340,000
Total	3,300,000

(1)	Due in part to the Trade Mark License Agreement of June 4, 2013 that was assigned to us in the assignment Agreement dated December 23, 2013.

We will require net funds of approximately $3,300,000 over the next twelve months to operate our business. We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

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

Lack of Audit Committee Financial Expert & Outside Directors on the Company’s Board of Directors: We do not have a financial expert on our audit committee or a fully independent Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position

Anthony Pallante(1)	59	Chief Executive Officer, Director and Chair of the Board of Directors.

Mark Holcombe(2)	45	President, Director and Chair of the Compensation Committee.

Mark Cluett(3)	46	Chief Operating Officer.

Donald MacPhee(4)	55	Director of Operations.

Scott Chapman(5)	53	Director, Chair of the Audit Committee and Chair of the Corporate Governance Committee.

Michael Browne(6)	55	Brand Director, Chief Financial Officer and Treasurer .

Peter Salvo(7)	62	Controller and Secretary.

(1)	Anthony Pallante was appointed CEO, Director and Chair of the Board of Directors on December 2, 2016.
(2)
Mark Holcombe was appointed  President on December 2, 2016. He was appointed as a Director of our company on November 5, 2007 and served as Chief Executive Officer, President, Secretary and Treasurer through March 21, 2014.  He also serves as Chair of the Compensation Committee.

(3)	Mark Cluett was appointed Chief Operating Officer on February 15, 2017.
(4)	Donald MacPhee was appointed Director of Operations on December 2, 2016 at which time he resigned as President and CEO and Director of the company.
(5)	Scott Chapman was appointed as Chair of the Audit Committee on December 2, 2016 and as a Director and Chair of the Governance Committee of our company on March 21, 2014.
(6)
Michael Browne was appointed Brand Director  on November 30, 2015 and as Chief Financial Officer, Treasurer and Secretary of our company on March 21, 2014.  He resigned as President of the Company on December 15, 2015 and as Secretary on December 2, 2016.

(7)	Peter Salvo was appointed as a Controller of our company on March 21, 2014.

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

Anthony Pallante, Chief Executive Officer, Director and Chair of the Board of Directors

Mr. Anthony M. Pallante is the Founder and Principle of Manchester Capital Inc. and has served as its Chairman and Chief Executive Officer for over 25 years. Prior to Manchester Capital, Mr. Pallante served as a Senior Vice President and Officer at Cott Beverages. Prior to Cott, he served as the President and Principle of Exclusive Beverage, the Ontario Royal Crown Cola franchise, which he sold to Cott. He serves as a Member of Business Advisory Board at Mycell Technologies LLC. He holds a Bachelor of Arts from York University in Toronto and is active in various local and community charities.

Mark Holcombe, President, Director and Chair of the Compensation Committee.

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

Mr. Holcombe holds a B.A. from Colgate University and graduated from the Chemical Bank Corporate Finance Analyst Training Program.

Mark Cluett, Chief Operating Officer

Mark Cluett has spent over two decades reinventing established global brands and positioning startups for growth by organizing diverse teams and aligning effort toward shared objectives. Most recently, he applied these skills in the successful growth of The Activation Group (TAG), a strategic marketing and communications agency. Mr. Cluett founded TAG in 2014 and continues to serve as its president. Prior to founding TAG, he served as a Business Director with Ogilvy, a global advertising agency where he was responsible for a multinational business portfolio and was based out of New York City, Toronto and Montreal. This was preceded by experience as Director of Strategy with 141 Worldwide, a brand activation and marketing agency.

Donald MacPhee, Director of Operations

Donald MacPhee co-founded Continental Ingredients in 1994 and played a major role in taking the company from $650,000 in revenue to over $50 million before the business was sold in September, 2016. He has over 30 years of experience in the food and beverage ingredient industry. Don has worked closely with major North American food and beverage manufacturers to develop new products for their portfolios.

Mr. MacPhee holds a Business Administration and Marketing Degree from St. Lawrence College.

Scott Chapman, Director, Chair of the Corporate Governance Committee and Chair of Audit Committee

Scott Chapman is an investment professional with over 20 years of experience both in Canada and internationally. Mr. Chapman has acted as senior partner with Lines Overseas Management (Bermuda, Bahamas); and in institutional, retail sales with Midland Walwyn (Montreal, Quebec).

Across numerous financial sectors, Mr. Chapman’s responsibilities have included corporate finance, venture capital, institutional and retail sales.

From April 2009 to present, Mr. Chapman has been the owner of Hyperion Management. Hyperion is in the business of venture capital, marketing, corporate governance and sports management.

Mr. Chapman is a native of Montreal, Quebec and holds a BA from Concordia University.

Michael Browne, Brand Director, Chief Financial Officer and Treasurer

Michael Browne is a sales and marketing professional with a leadership resume in industry-leading consumer products companies: Kellogg, Frito-Lay, Mars Inc., MillerCoors LLC. Mr. Browne has managed power brands in the categories of: ready to eat cereal, salty snacks, confectionery, mainstream and specialty beer. He has over 25 years’ business experience spanning both North American and international markets.

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

Peter Salvo, Controller and Corporate Secretar

Peter Salvo is a professional accountant with over 25 years of experience in manufacturing, most notably in the automotive industry. Mr. Salvo has served in many capacities, most recently as controller and finance manager with Meritor Suspension Systems Company for 14 years. He has also worked for Rockwell International for 11 years as Manager of Financial Analysis. Mr. Salvo has extensive financial management experience and served as a key member of various management teams. His experience includes development of business operating plans, preparation of sales and profit projections, preparation of monthly financial statements and variance analysis, cash flow forecasts, standard costing and inventory controls, capital expenditure and cost benefit analysis.

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

We believe that all of our directors’ respective educational background, operational and business experience give them the qualifications and skills necessary to serve as directors of our company. Our board of directors consists solely of Mr. Holcombe, Mr. D. MacPhee and Mr. Chapman.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date

Item 11.  Executive Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total

Michael	2016	0	0	0	0	0	0	$12,000	$12,000
Browne,	2015	0	0	0	0	0	0	$46,500	$46,500
Brand
Director &
CFO,
(Former
President)

Peter	2016	0	0	0	0	0	0	$42,000	$42,000
Salvo,	2015	0	0	0	0	0	0	$25,000	$25,000
Controller

Mark	2016	0	0	0	0	0	0	$121,500	$121,500
Holcombe,	2015	0	0	0	0	0	0	$99,000	$99,000
Director &
President

Donald	2016	0	0	0	0	0	0	$44,000	$44,000
MacPhee,	2015	0	0	0	0	0	0	$24,000	$24,000
Director of
Operations

Scott	2016	0	0	0	0	0	0	$24,000	$24,000
Chapman,	2015	0	0	0	0	0	0	$24,000	$24,000
Director

Our officers and directors have written service contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, of which no options were issued in 2016, there are presently no personal benefits available to our officers and directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Mark Holcombe	$24,000	0	0	0	0	$97,5000	$121,500

Donald MacPhee	$24,000	0	0	0	0	$20,000	$44,000

Scott Chapman	$24,000	0	0	0	0	0	$24,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors
Anthony Pallante	Director and CEO	Common Stock	8,441,724	27.23%
Mark Holcombe	Director and President	Common Stock	500,000	1.61%
Scott Chapman	Director	Common Stock	400,000	1.29%

All officers and directors as a group		Common stock,
		$0.001 par value	9,341,724	30.13%
5%+ Security Holders
2373539 Ontario Inc		Common Stock	3,000,000	9.68%
Francesca Pallante		Common Stock	3,000,000	9.68%
Roytor & Co.		Common Stock	2,000,000	6.45%

		Common stock,
All 5%+ Security Holders		$0.001 par value	8,000,000	25.81%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Percentage of shares outstanding is calculated based on total shares outstanding as at February 28, 2017 of 31,000,000. This total does not include outstanding warrants or options of the Company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since the beginning of the November 30, 2016 fiscal year, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Mark Holcombe

Our company rents office space from Mr. Holcombe for $750 per month.

Donald MacPhee

Don MacPhee, our Director of Operations, was a former Managing Partner and Strategic Advisor of Continental Ingredients with 47.0% ownership share in Continental Ingredients. The Managing Partners of Continental Ingredients sold the business to Quadra on September 1, 2016. Don no longer has any ties to Continental Ingredients nor has an ownership interest in Continental Ingredients.

Promoters and Certain Control Persons

Mark Holcombe, who is one of three directors of our company, was our only promoter in the past five fiscal years. Mr. Holcombe has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter. However, he holds 10,000,000 or approximately 32.26% of our issued and outstanding common shares.  Additionally, Mr. Holcombe receives fees for his service on our Board of Directors plus fees as a contracted service provider for the Company.  As of February 28, 2017 Mr. Holcombe also has  the following options:

Number of Options	Date of Grant	Exercise price	Expiration	Vesting from date of Grant

100,000	May 5, 2014	$0.75	May 5, 2019	12 months
100,000	May 5, 2014	$1.00	May 5, 2019	24 months
100,000	May 5, 2014	$1.50	May 5, 2019	36 months

Corporate Governance

We currently act with three directors, consisting of Mark Holcombe, Anthony Pallante and Scott Chapman.  Only Scott Chapman is independent.

We have an Audit Committee, Compensation Committee and Corporate Governance Committee.

However, all of the members of the committees are not independent. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a completely independent audit, compensation or corporate governance committee at this time because we believe that the functions of such committees can be adequately performed by the existing board of directors. Additionally, we believe that retaining independent directors would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.  Principal Accountant Fees and Services

The total fees charged to the company for audit services were $33,450 and for other services were $Nil during the year ended November 30, 2016.  Malone Bailey LLP completed the 2016 audit.

The total fees charged to the company for audit services were $16,500 and for other services were $Nil during the year ended November 30, 2015.  Malone Bailey LLP completed the 2015 audit.

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

February 28, 2017	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(CEO, Director & Chair of the Board)

/s/ Peter Salvo
By: Peter Salvo
(Controller & Corporate Secretary)

/s/ Mark Holcombe
By: Mark Holcombe
(President & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trident Brands Incorporated
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of Trident Brands Incorporated and subsidiaries (collectively, the “Company”) as of November 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trident Brands Incorporated and subsidiaries as of November 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 28, 2017

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets

	As of	As of
	November 30,	November 30,
	2016	2015
ASSETS

Current Assets
Cash	$1,527,624	$187,886
Accounts Receivable	53,053	-
Inventory	231,221	145,480
Prepaid	67,332	55,887
Total Current Assets	1,879,230	389,253

Intangible Assets - Licenses, net	2,425,000	-

TOTAL ASSETS	$4,304,230	$389,253

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$106,612	$184,680
Accrued Liability	431,178	181,024
Loan Payable - Related Party, net of discount $8,812 and $0, respectively	191,188	180,000
Loan Payable - Third Party, net of discount $18,135 and $0, respectively	-	300,000
Convertible Debt, net of discount $0 and $147,230, respectively	-	2,152,770
Total Current Liabilities	728,978	2,998,474

Convertible Debt, net of discount $1,285,836	5,114,164	-

Total Liabilities	5,843,142	2,998,474

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares
authorized; 31,000,000 shares issued and outstanding
as of November 30, 2016 and 28,000,000 as of November 30, 2015, respectively	31,000	28,000
Additional paid-in capital	5,431,976	1,177,540
Non-Controlling Interest in Subsidiary	(65,786)	(14,643)
Accumulated Deficit	(6,936,102)	(3,800,118)
Total Stockholders' Deficit	(1,538,912)	(2,609,221)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$4,304,230	$389,253

See Notes to Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2016	2015

Revenues	$168,042	$16,569

Cost of Sales	97,738	9,951

Gross Profit	70,304	6,618

General & Administrative Expenses	(2,681,358)	(2,511,893)

Loss from Operations	(2,611,054)	(2,505,275)

Other Income (Expenses)
Interest Expense	(576,073)	(664,549)
Total Other Income (Expenses)	(576,073)	(664,549)

Net Loss	$(3,187,127)	$(3,169,824)

Net loss attributable to Trident	(3,135,984)	(3,155,181)
Net loss attributable to Non-Controlling Interests	(51,143)	(14,643)

Loss per share - Basic and diluted	$(0.10)	$(0.11)

Weighted average number of common shares outstanding - Basic and diluted	30,696,721	28,000,000

See Notes to Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders' Deficit
From the years ended November 30, 2016 and 2015

		Common	Additional
	Common	Stock	Paid-in	Accumulated	Non-Conrolling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2014	28,000,000	$28,000	$47,000	$(644,937)	$-	$(569,937)

Beneficial Conversion Feature			647,887			647,887
Stock Options Expenses			482,653			482,653
Net loss, November 30, 2015				(3,155,181)	(14,643)	(3,169,824)

Balance, November 30, 2015	28,000,000	$28,000	$1,177,540	$(3,800,118)	$(14,643)	$(2,609,221)

Beneficial Conversion Feature on Convertible Debt			1,366,667			1,366,667
Oceans Omega License	3,000,000	3,000	2,697,000			2,700,000
Stock Options Expenses			111,994			111,994
Warrant Expenses			78,775			78,775
Net loss, November 30, 2016				(3,135,984)	(51,143)	(3,187,127)

Balance, November 30, 2016	31,000,000	$31,000	$5,431,976	$(6,936,102)	$(65,786)	$(1,538,912)

See Notes to Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,187,127)	$(3,169,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance cost	-	34,250
Amortization of debt discount	298,025	500,657
Amortization of license	275,000	-
Stock options expenses	111,994	482,653
Changes in operating assets and liabilities:
Accounts Receivable	(53,053)	-
Prepaid expenses	(11,446)	(54,838)
Inventory	(85,741)	(145,480)
Accounts payable and accrued liabilities	172,086	148,186
Cash used in operating activities	(2,480,262)	(2,204,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan payable - related party	(180,000)	(140,070)
Proceeds on loan payable - related party	200,000	255,000
Principal payments on loan payable - third party	(550,000)	(123,000)
Proceeds on loan payable - third party	250,000	100,000
Proceeds on convertible debt	4,100,000	2,300,000
Cash provided by financing activities	3,820,000	2,391,930

Net change in cash	1,339,738	187,534

Cash at beginning of period	187,886	352

Cash at end of period	$1,527,624	$187,886

NON-CASH TRANSACTIONS
Beneficial conversion features	$1,366,667	$647,887
Common stock issued for asset acquisition	2,700,000	-
Relative fair value of warrants recorded as debt discount	78,775	-

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$86,611	$34,250

See Notes to Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2016 and 2015

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (f/k/a Sandfield Ventures Corp.) (“we”, “our”, “the Company”) was incorporated under the laws of the State of Nevada on November 5, 2007.  The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is now focused on the development of high growth branded and private label consumer products and ingredients within the nutritional supplement, life sciences and food and beverage categories. The Company is in its early growth stage and has transitioned out of its shell status with the Super-8 filing at the end of August, 2014. Activities to date have focused on capital formation, organizational development and execution of its branded and private label consumer products and ingredients business plan.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a November 30, year-end.

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

Principal of Consolidation

The Company consolidated financial statements as of November 30, 2016 include the accounts of Trident Brands Incorporated and its subsidiaries: Trident Brands Canada Ltd, Sports Nutrition Products  Inc.,  Brain Armor Inc. and Trident Brands International Ltd.

Basic Earnings (loss) Per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) method.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2016 and 2015

Long-Lived Assets

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

•	a significant decrease in the market price of the asset;
•	a significant change in the extent or manner in which the asset is being used;
•	a significant change in the business climate that could affect the value of the asset;
•	a current period loss combined with projection of continuing loss associated with use of the asset; and
•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may incur charges for impairment in the future.

Impairment of Long-Lived Assets

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

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

Fair Value of Financial Instruments

The company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1  – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2  - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2016 and 2015

Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3   – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Revenue

The Company maintains a portfolio of branded and private label consumer products including nutritional products and supplements under the Everlast® and Brain Armor® brands, and functional food ingredients under the Oceans Omega brand.

Revenue for 2016 was $168,042. Two customers accounted for 48.9% and 27.2% of total revenue. With the delisting of one of our products, we adjusted fourth quarter revenues downward by $94,308 based on a calculation of the estimated product to be returned by one of our customers in the second quarter of 2017.

The Company records revenue based on the following four criteria: collection probability is reasonably assured, product is shipped or delivery is complete (depending on the terms), persuasive evidence of an arrangement with the customer exists and the price to the customer can be determined.

Cost of Sales

Cost of sales includes the direct purchase cost of the product based on the FIFO method. Cost of sales for 2016 was $97,738. Cost of sales was adjusted downward by $49,040 in the fourth quarter for the estimated product to be returned as noted above under Revenue.

Employee Stock-Based Compensation

The company accounts for employee stock-based compensation in accordance with ASC-718, “Compensation-Stock Compensation”. ASC-718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Non-Employee Stock-Based Compensation:

The Company accounts for non-employee stock-based compensation in accordance with the provision of ASC 505-50, “Equity Based Payments to Non-Employees” (“ASC 505-50”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2016 and 2015

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements

NOTE 3.   LIQUIDITY

On September 26, 2016, the Company completed a long term financing with a non-US institutional investor, receiving proceeds of $4,100.000 through the issuance of a secured convertible promissory note. The investor has agreed to make additional investments at the Company’s request of up to $5,900,000 ($10,000,000 in the aggregate). On November 30, 2016 the Company had $1,527,624 in cash and has access to $5,900,000 available from the investor. The Company feels this represents substantial liquid resources (cash & available financing), sufficient to meet the Company’s obligations for the next twelve months, and as a result, the going concern disclosure is not warranted for the year ended November 30, 2016.

NOTE 4.   WARRANTS AND OPTIONS

On May 5, 2014, Trident granted an aggregate of 2,875,000 stock options to directors, officers, employees and consultants of the Company pursuant to Trident’s 2013 Stock Plan. The stock options are exercisable for five years from the date of grant at exercise prices of $0.75 per share for shares vesting 12 months from the date of issuance, $1.00 per share for shares vesting 24 months from the date of issuance and $1.50 for shares vesting 36 months from the date of issuance. Of the 2,875,000 stock options granted, Trident granted 1,125,000 stock options to its president, Michael Browne; 300,000 stock options to each of its directors at the time, Donald MacPhee, Scott Chapman, Mark Holcombe; 150,000 stock options to its controller, Peter Salvo; and 350,000 stock options to each of its special advisors, Robert Campbell and Karen Arsenault. The stock options expire on May 5, 2019.

On November 30, 2015, Michael Browne’s stock options were amended to 625,000.

On May 1, 2016, 100,000 stock options were granted to Steve Bromley, a Special Advisor to the Company and Chair of our Advisory Committee, with 50,000 of the options exercisable at a price of $1.25 per share, vesting May 1, 2017 and the remaining 50,000 options exercisable at a price of $1.50 per share, vesting May 1, 2018. All 100,000 options expire on May 1, 2021.  On June 1, 2016 the Company issued to Mr. Bromley an additional 200,000 stock options under the 2013 Stock Option Plan, with 100,000 of the options exercisable at a price of $1.25 per share, vesting June 1, 2017 and the remaining 100,000 options exercisable at a price of $1.50 per share, vesting June 1, 2018. All 200,000 options were to expire on June 1, 2021. On November 1, 2016 an amended service contract with Steve Bromley was completed and the 200,000 stock options issued on June 1, 2016 were withdrawn. The original 100,000 stock options granted on May 1, 2016 remain in place.

On September 30, 2016 Karen Arseneault resigned as a special advisor to the company. As a result, the unvested 116,667 options were immediately terminated and the remaining 233,333 options will expire on December 31, 2016 unless exercised. The total outstanding stock options as of November 30, 2016 are 2,358,333.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2016 and 2015

The Company used the Black-Scholes model to value the stock options at $646,703. In 2016, the Company expensed $111,994 as compensation expense compared to $482,653 in the previous year. Following are the assumptions used for the shares vested 12, 24 and 36 months from the date of issuance: Discount rate .9%, 1.29%, 1.29%; Volatility 68.35%, 67.35%, 65.50%; and Term 3.0, 3.5, 4.0.

The following table represents stock option activity as of and for the periods ended November 30, 2016 and 2015:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2014	2,875,000	$1.00	4.5
Exercisable – November 30, 2014	-0-
Granted	250,000	$.89	3.43
Exercised or Vested	-0-
Cancelled or Expired	750,000

Outstanding - November 30, 2015	2,375,000	$1.15	3.5
Exercisable - November 30, 2015	983,334	$2.00	3.4
Granted	300,000	$0.73	5.0
Exercised or Vested	-0-
Cancelled or Expired	316,667

Outstanding - November 30, 2016	2,358,333	$0.96	2.51
Exercisable - November 30, 2016	1,666,667	$1.17	2.43	$57,500

On January 29, 2016, the Company issued 125,000 warrants to purchase common shares of the Company along with the $250,000 secured third party promissory note. The relative fair value of the warrants is $43,526 which is recognized as debt discount. As of November 30, 2016, the promissory note was paid and the full $43,526 of the debt discount is amortized and the unamortized discount is $0.

On March 4, 2016, the Company issued 100,000 warrants to purchase common shares of the Company along with the $200,000 secured related party promissory note. The relative fair value of the warrants is $35,250 which is recognized as debt discount. As of November 30, 2016, $26,438 of the debt discount is amortized and the unamortized discount is $8,812.

The exercise price of both warrants is $1.35 with a term of 3 years and these are vested immediately. The Company uses the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the periods ended November 30, 2016 and 2015:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2014	-0-
Exercisable – November 30, 2014	-0-
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	-0-

Outstanding – November 30, 2015	-0-

Exercisable - November 30, 2015	-0-
Granted	225,000	$1.35	3.00
Exercised or Vested	-0-
Cancelled or Expired	-0-
Outstanding – November 30, 2016	225,000	$1.35	2.21

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2016 and 2015

NOTE 5.   RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

During the quarter ended November 30, 2015, Continental Ingredients Canada, Inc. (“CIC”) of which the Company’s previous CEO owned a significant interest, loaned the Company $180,000 bearing interest at the rate of 8% per annum, payable on maturity, calculated on the principal amount of the loan outstanding. The $180,000 note was advanced during the year ended November 30, 2015. The full amount of the loan and accrued interest of $13,177 was repaid on September 27, 2016.

On February 29, 2016, the Company entered into a Securities Purchase Agreement with CIC whereby the Company received proceeds of $200,000 on March 4, 2016 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, plus 100,000 warrants to purchase common shares of the Company at an exercise price of $1.35 per share for three years from the date of issue. As of November 30, 2016, the full amount of the loan is outstanding. See note 4 for valuation of warrants.

 During the year, the company purchased inventory from Continental Ingredients Canada, Inc. The total amount of inventory purchased in 2016 was $316,086 compared to $291,385 the previous year.

On September 1, 2016 CIC was sold to an unrelated third party and as a result the Company’s previous CEO no longer owns a significant interest.

NOTE 6.  LOAN PAYABLE – THIRD PARTY

During 2016 the Company had three short term loans, one for $200,000, one for $100,000 and the other for $250,000 bearing interest at the rate of 8.0%, 8.0% and 10.0% per annum respectively, payable on maturity, calculated on the principle amount of the loan outstanding. The loans for $200,000 and $250,000 were repaid on September 29, 2016 and the loan for $100,000 was repaid on October 4, 2016.

NOTE 7.  CONVERTIBLE NOTE

On January 29, 2015, the Company entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company’s common stock.

The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 was received on May 14, 2015.

The convertible debentures are convertible into shares of the Company’s common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures originally accrued interest at 6% per annum. On September 26, 2016 the Company entered into an amendment agreement related to these convertible debentures whereby the applicable interest rate was increased from 6% to 8% and provisions added to allow the investor to transfer, sell or hypothecate the convertible notes subject to applicable securities laws. The maturity date of the notes was also extended through September 30, 2019.

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $647,888 which was recognized as debt discount. As of November 30, 2016, the full amount of the debt discount has been amortized.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2016 and 2015

On September 26, 2016, the Company entered into a securities purchase agreement with a non-US institutional investor, pursuant to which, in consideration for proceeds of $4,100,000, the Company issued a secured convertible promissory note in the amount of $4,100,000. Pursuant to the securities  purchase agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at the Company’s request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds with 120 days following September 26, 2016.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans.

In consideration of each advance made by the investor pursuant to the securities purchase agreement, the Company will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price of $.60 per share.

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $1,366,667 which was recognized as debt discount. As of November 30, 2016, $80,831 of debt discount was amortized and the unamortized discount is $1,285,836.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

NOTE 8.  INTANGIBLE ASSETS

On January 22, 2015, pursuant to a Deed of Assignment dated effective January 20, 2015, the Company entered into an Emulsion Supply Agreement with Oceans Omega LLC which represents the rights acquired pursuant to the Deed of Assignment. The Emulsion Supply Agreement provides the Company with the non-exclusive right and license (without the right to sublicense) to purchase, market, promote, sell and distribute Oceans Omega LLC’s omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages and exclusive rights to purchase, market, promote, sell and distribute Oceans Omega emulsions for meats, for human or animal consumption. On January 6, 2016 the Company issued 3,000,000 shares to mark the closing of the Deed of Assignment and the Emulsion Supply Agreement, which did not specify the amount of consideration payable by the Company when they were executed on January 20, 2015. The consideration payable was subsequently established by the parties at a market value of $2,700,000 and common shares issued as compensation based on the closing price of the common shares as quoted on the OTC Markets quotation systems on January 6, 2016. The value of the license is being amortized over the remaining contractual life which is 9 years. As of November 30,

2016, the net value of the license was $2,425,000 after amortizing $275,000.

NOTE 9.  EVERLAST LICENCE AGREEMENT

On December 23, 2013, the Company entered into a Deed of Assignment Agreement with Everlast World’s Boxing Headquarters Corporation, International Brand Management Limited, Sports Nutrition Products Incorporated and Manchester Capital Incorporated wherein Everlast, International Brand, Sports Nutrition and Manchester Capital are parties to a trade mark license and Sports Nutrition, a New York corporation, has assigned its interest in the trade mark license to the Company. Pursuant to the terms of the assignment agreement, Sports Nutrition Products Incorporated, a wholly owned subsidiary of Trident Brands Incorporated, assigned all of its rights, title, interest and benefit to the trade mark license to the Company effective December 23, 2013 and the Company assumed all of the obligations of Sports Nutrition Products Incorporated under the license agreement. The Company shall remain responsible to Everlast and International Brand for all acts and omissions of the subsidiary, Sports Nutrition Products Inc.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2016 and 2015

The Royalty Calculation, as per the terms of the agreement, are as follows: In 2013, 7% of Net Retail Sales and 7% of 60% of Direct Response Sales Revenue; in 2014, 8% of Net Retail Sales and 8% of 60% of Direct Response Sales Revenue; in 2015, 9% of Net Retail Sales and 9% of 60% of Direct Response Sales Revenue; in 2016 onwards, 10% of Net Retail Sales and 10% of 60% of Direct Response Sales Revenue. The Annual Minimum Guaranteed Royalty is $120,000 in 2014, $235,000 in 2015, $320,000 in 2016, $345,000 in 2017 and in 2018 onwards, if the Agreement remains in force, will be 75% of the previous Year's Royalty Calculation or the previous Year's Annual Minimum Guaranteed Royalty plus 10%, whichever is greater.

NOTE 10.  INCOME TAXES

	As of November 30, 2016	As of November 30, 2015
Deferred tax assets:
Net operating tax carryforwards	$5,313,340	$2,825,245
Tax Rate	35%	35%
Gross deferred tax assets	1,859,669	988,836
Valuation allowance	(1,859,669)	(988,836)
Net deferred tax assets	$-0-	$-0-

As of November 30, 2016, the Company has a net operating loss carryforward of approximately $5.3 million. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance.

NOTE 11.  SUBSEQUENT EVENTS

On February 15, 2017, Trident Brands Incorporated entered into a Letter of Intent (the “LOI”) with The Activation Group, Inc., an integrated marketing and advertising agency incorporated in Ontario, Canada.  Pursuant to the LOI, Trident will seek to enter into a definitive agreement to purchase all the issued and outstanding common shares of The Activation Group in consideration for a purchase price consisting of $200,000 cash, and $800,000 payable in common shares of Trident.  The cash consideration is inclusive of a $50,000 deposit paid to The Activation Group upon execution of the LOI, and $150,000 payable upon closing a definitive agreement. Stock payments shall be payable in four $200,000 installments, subject to the achievement of earnings targets.  The transaction contemplated by the LOI will be subject to the satisfactory completion of due diligence by the Company, and to the negotiation and completion of a definitive agreement among the parties and the shareholders of The Activation Group.

Also, on February 15, 2017 our board of directors appointed Mark Cluett as the Chief Operating Officer at Trident Brands Incorporated, with responsibility for business strategy execution and commercialization.