Form 10-Q
period 2017-02-28
Trident Brands Inc
filed 2017-04-14
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

200 South Executive Drive, Suite 101
Brookfield, WI  53005
(Address of principal executive offices, including zip code.)

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

The number of the registrant’s common shares outstanding as of April 14, 2017 was 31,000,000.

TRIDENT BRANDS INCORORATED
FORM 10-Q
For the quarterly period ended February 28, 2017

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “we”, “us”, “our”, “Trident” and “Trident Brands” or similar words and phrases are to Trident Brands Incorporated and its subsidiaries, taken together.

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

•	we may incur material product liability claims, which could increase our costs and harm our financial condition and operating results;

•	unless we can generate sufficient cash from operations or raise additional funds, we may not be able to meet our debt obligations;

•	our customers generally are not obligated to continue purchasing products from us;

•	if we do not manage our supply chain effectively, our operating results may be adversely affected;

•	our stock price may be volatile, which may result in losses to our shareholders;

•	our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all;

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 31,000,000 common shares were issued and outstanding as of February 28, 2017 and 31,000,000 as of April 14, 2017.

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended February 28, 2017 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	February 28,	November 30,
	2017	2016
ASSETS

Current Assets
Cash	$823,593	$1,527,624
Accounts Receivable	51,219	53,053
Inventory	207,938	231,221
Prepaid	168,212	67,332
Total Current Assets	1,250,963	1,879,230

Intangible Assets - Licenses, net	2,350,000	2,425,000

TOTAL ASSETS	$3,600,963	$4,304,230

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$21,498	$106,612
Accrued Liability	648,907	431,178
Loan Payable - Third Party, net of discount $0 and $8,812, respectively	200,000	191,188
Total Current Liabilities	870,405	728,978

Convertible Debt, net of discount $1,173,916 and $1,285,836, respectively	5,226,084	5,114,164

Total Liabilities	6,096,489	5,843,142

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding as of February 28, 2017 and November 30, 2016	31,000	31,000
Additional paid-in capital	5,447,811	5,431,976
Non-Controlling Interest in Subsidiary	(75,078)	(65,786)
Accumulated Deficit	(7,899,259)	(6,936,102)

Total Stockholders' Deficit	(2,495,526)	(1,538,912)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,600,963	$4,304,230

See Notes to unaudited Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations (unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 29,
	2017	2016

Revenues	$16,686	$19,195

Cost of Sales	9,204	13,820

Gross Profit	7,482	5,375

General & Administrative Expenses	(726,200)	(616,284)

Loss from Operations	(718,718)	(610,909)

Other Income (Expenses)
Interest Expense	(253,732)	(168,178)
Total Other Income (Expenses)	(253,732)	(168,178)

Net Loss	$(972,450)	$(779,087)

Net loss attributable to Trident	(963,158)	(776,363)
Net loss attributable to Non-Controlling Interests	(9,292)	(2,724)

Loss per share - Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - Basic and diluted	31,000,000	29,780,220

See Notes to unaudited Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows (unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(972,450)	$(779,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance cost	-	-
Amortization of debt discount	120,732	121,995
Amortization of license	75,000	45,000
Stock options expenses	15,835	81,303
Changes in operating assets and liabilities:
Accounts Receivable	1,833	-
Prepaid expenses	(100,879)	40,024
Inventory	23,283	13,172
Accounts payable and accrued liabilities	132,615	59,146
Cash used in operating activities	(704,031)	(418,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan payable - related party	-	-
Proceeds on loan payable - related party	-	-
Principal payments on loan payable - third party	-	-
Proceeds on loan payable - third party	-	250,000
Proceeds on convertible debt	-	-
Cash provided by financing activities	-	250,000

Net change in cash	(704,031)	(168,447)

Cash at beginning of period	1,527,624	187,886

Cash at end of period	$823,593	$19,439

NON-CASH TRANSACTIONS
Beneficial conversion features	$-	$-
Common stock issued for asset acquisition	-	2,700,000.00
Relative fair value of warrants recorded as debt discount	-	43,526.00

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See Notes to unaudited Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2017
(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Trident Brands Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident’s Form 10-K filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

NOTE 3. LIQUIDITY

On September 26, 2016, the Company completed a long term financing with a non-US institutional investor, receiving proceeds of $4,100,000 through the issuance of a secured convertible promissory note. The investor has agreed to make additional investments at the Company’s request of up to $5,900,000 ($10,000,000 in the aggregate). On February 28, 2017, the Company had $823,593 in cash and has access to $5,900,000 available from the investor. The Company feels this represents substantial liquid resources (cash & available financing), sufficient to meet the Company’s obligations for the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

The total outstanding stock options as of February 28, 2017 are 2,125,000. The Company uses the Black-Scholes model to value the stock options at $571,624. For the period ended February 28, 2017, the Company expensed $15,835 as compensation expense compared to $81,303 in the previous year. Following are the assumptions used for the shares vested 12, 24 and 36 months from the date of issuance: Discount rate .9%, 1.29%, 1.29%; Volatility 68.35%, 67.35%, 65.50%; and Term 3.0, 3.5, 4.0.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2017
(Unaudited)

The following table represents stock option activity for the period ended February 28, 2017:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2016	2,358,333	$0.96	2.51
Exercisable - November 30, 2016	1,666,667	$1.17	2.43
Granted	-0-		0.0
Exercised or Vested	-0-

Cancelled or Expired	233,334

Outstanding - February 28, 2017	2,125,000	$0.95	2.27

Exercisable - February 28, 2017	1,433,333	$1.17	2.18	$67,333

The total outstanding warrants as of February 28, 2017 are 225,000. The exercise price of the warrants are $1.35 with a term of 3 years and vested immediately. The Company uses the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the period ended February 28, 2017:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2016	225,000	$1.35	2.21

Exercisable - November 30, 2016	-0-
Granted	-0-
Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding – February 28, 2017	225,000	$1.35	1.96

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The company is paying a director $750 per month rent for use of office space and services.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2017
(Unaudited)

NOTE 6. LOAN PAYABLE – THIRD PARTY

On February 29, 2016, the Company entered into a Securities Purchase Agreement with CIC whereby the Company received proceeds of $200,000 on March 4, 2016 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10%
per annum, plus 100,000 warrants to purchase common shares of the Company at an exercise price of $1.35 per share for three years from the date of issue. As of February 28, 2017, the full amount of the loan is outstanding. See note 4 for valuation of warrants. The loan was subsequently paid back on March 3, 2017.

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

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $647,888 which was recognized as debt discount. As of February 28, 2017, the full amount of the debt discount has been amortized.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2017
(Unaudited)

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

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $1,366,667 which was recognized as debt discount. As of February 28, 2017, $192,751 of debt discount was amortized of which $111,920 was amortized during the current 3 month period and $80,831 in the prior year. The unamortized discount is $1,173,916.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

NOTE 8. INTANGIBLE ASSETS

On January 22, 2015, pursuant to a Deed of Assignment dated effective January 20, 2015, the Company entered into an Emulsion Supply Agreement with Oceans Omega LLC which represents the rights acquired pursuant to the Deed of Assignment. The Emulsion Supply Agreement provides the Company with the non-exclusive right and license (without the right to sublicense) to purchase, market, promote, sell and distribute Oceans Omega LLC’s omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages and exclusive rights to purchase, market, promote, sell and distribute Oceans Omega emulsions for meats, for human or animal consumption. On January 6, 2016 the Company issued 3,000,000 shares to mark the closing of the Deed of Assignment and the Emulsion Supply Agreement, which did not specify the amount of consideration payable by the Company when they were executed on January 20, 2015. The consideration payable was subsequently established by the parties at a market value of $2,700,000 and common shares issued as compensation based on the closing price of the common shares as quoted on the OTC Markets quotation systems on January 6, 2016. The value of the license is being amortized over the remaining contractual life which is 9 years. As of February 28,
2017, the net value of the license was $2,350,000 after amortizing $350,000.

NOTE 9. SUBSEQUENT EVENTS

On March 3, 2017 the loan of $200,000 payable to a third party and bearing interest at 8% per annum was paid back.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended February 28, 2017 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2016 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to April 14, 2017.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws.  Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives.  In some cases, forward-looking statements can be identified by terms such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources.  Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities.  While we consider these assumptions to be reasonable, based on information currently available, they may prove to bect incorrect.  Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect.  These factors are more fully described in the “Risk Factors” section at Item 1A of the Form 10-K.

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

Also, on February 15, 2017, our board of directors appointed Mark Cluett as the Chief Operating Officer at Trident Brands Incorporated, with responsibility for business strategy execution and commercialization.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended February 28, 2017 and February 29, 2016.

Our operating results for three month periods ended February 28, 2017 and February 29, 2016 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 28,	February 29,
	2017	2016

Revenues	$16,686	$19,195
Gross Profit	$7,482	$5,375
Operating Expenses	$726,200	$616,284
Other Expenses	$253,732	$168,178
Net Loss	$972,450	$779,087

Revenues and Gross Profits

While still in the early stages of commercialization, Brain Armor® sales in the first quarter of 2017 increased to $15,642 versus $5,361 in the prior year. This was offset by a decrease in Everlast® Nutrition sales in the period resulting in revenue of $16,686 versus $19,195 in the prior year. Gross Profit increased to $7,482 or 44.8% of revenues versus $5,375 or 28.0% of revenues in the prior year, indicative of an improved product mix. We expect Brain Armor, Private Label Sports Nutrition and Everlast product sales to ramp-up significantly over the course of 2017 as commercial efforts gain traction, distribution expansion is realized and product innovation enters the market.

Operating Expenses

Our operating expenses for the three month periods ended February 28, 2017 and February 29, 2016 are summarized below:

	Three Months Ended February 28,	Three Months Ended February 29,
	2017	2016

Professional Fees	$47,732	$75,989
General & Administrative Expenses	$447,024	$280,242
Marketing, Selling & Warehousing Expenses	$103,270	$158,106
Management Salary	$21,000	$9,000
Director's Fees	$21,000	$18,000
Rent	$2,007	$2,007
Royalty	$84,167	$72,940

Operating expenses for the three month period ended February 28, 2017 were $726,200 as compared to $616,284 for the comparative period in 2016, an increase of 18%.  The increase in our operating expenses was primarily due to increased general and administrative costs and marketing and promotional expenses as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2017 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the three month period ended February 28, 2017 increased to $253,732 versus $168,178 in the comparative period in 2016. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2016.

Balance Sheet Data

The following table provides selected balance sheet as at February 28, 2017and February 29, 2016.

Balance Sheet Data:	February 28, 2017	February 29, 2016

Cash	$823,593	$19,439
Total assets	$3,600,963	$2,822,610
Total liabilities	$6,096,489	$3,386,089
Stockholders' (deficit)	$(2,495,526)	$(563,479)

During the first quarter of 2017 total assets increased as a result of the receipt of additional financing in September 2016. Accounts receivable and inventory were also higher.

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

While we have yet to realize break even cash flows or profitability, we believe we are making progress against our goals and objectives, and expect revenues and margins to increase as we begin commercializing the products within our portfolio. All three of our product platforms show solid potential in the markets where they compete and both our Everlast® and Brain Armor® product lines are now in the market and generating revenues. Our strategy was to first establish listings for these products with non-bricks and mortar accounts, and this has been successful.  Brain Armor® has now been listed at a large retail account as well, and we expect listings for Everlast® to follow.  The development of Oceans Omega as an ingredient for food and beverage products is ongoing, and given the longer sales cycle for ingredients, we expect to realize revenues later in fiscal 2107 both through external customer product development and also internally via potential line extensions for both the Everlast® and Brain Armor® product lines.

Liquidity and Capital Resources

Our cash balance at February 28, 2017 was $823,593. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months.

As of February 28, 2017 we had a loan of $200,000 payable to a third party (CIC) bearing interest at 8% per annum due March 4 2017. The loan was subsequently paid back on March 3, 2017.

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

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016.  We intend to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note. Due to the note being convertible to the Company common shares, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $1,366,667 which was recognized as debt discount. As of February 28, 2017, $192,751 of debt discount was amortized of which $111,920 was amortized during the current 3 month period and $80,831 in the prior year. The unamortized discount is $1,173,916.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements.  The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances.  We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes.  The use of estimates is pervasive throughout our financial statements.  There have been no material changes to the critical accounting estimates disclosed under the heading “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 14, 2017	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Mike Browne
By: Mike Browne
(Chief Financial Officer)

/s/ Mark Holcombe
By: Mark Holcombe
(President & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)