Form 10-Q
period 2017-05-31
Trident Brands Inc
filed 2017-07-17
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2017

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

The number of the registrant’s common shares outstanding as of July 15, 2017 was 31,000,000.

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

Corporate Legal Structure and Related Matters

Trident Brands Incorporated has five legal subsidiaries, as detailed below.

Trident Sports Nutrition Inc. is 100% owned by Trident Brands and is organized to deliver shelf ready product solutions in the sports nutrition and supplement segment to leading retailers for private label and captive label programs.

Brain Armor Inc. is 85% owned by Trident Brands and is organized to develop, market and sell a portfolio of DHA supplements under the Brain Armor® brand targeted at the cognitive health and performance segment.

Sports Nutrition Product Inc. (DBA Everlast Nutrition) is 100% owned by Trident Brands and holds an exclusive license to market and sell products in the nutritional food and supplement category under the Everlast® brand.

Trident Brands Canada Ltd. is 100% owned by Trident Brands Incorporated and holds various banking facilities, and licenses associated with the manufacturing, importation and sale of natural health and nutrition products in Canada.

Trident Brands International Ltd. is 100% owned by Trident Brands and was organized to handle the company’s international operations and sub-license trademarks and/or products in international markets.

The Company’s administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 31,000,000 common shares were issued and outstanding as of May 31, 2017 and 31,000,000 as of July 15, 2017.

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended May 31, 2017 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	May 31,	November 30,
	2017	2016
ASSETS

Current Assets
Cash	$4,428,381	$1,527,624
Accounts Receivable	53,053	53,053
Inventory	250,445	231,221
Prepaid	154,020	67,332
Total Current Assets	4,885,899	1,879,230

Intangible Assets - Licenses, net	2,275,000	2,425,000

TOTAL ASSETS	$7,160,899	$4,304,230

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$63,444	$106,612
Accrued Liability	847,237	431,178
Loan Payable - Third Party, net of discount $0 and $8,812, respectively	-	191,188
Total Current Liabilities	910,681	728,978

Convertible Debt, net of discount $2,489,258 and $1,285,836, respectively	8,310,742	5,114,164

Total Liabilities	9,221,423	5,843,142

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding as of May 31, 2017 and November 30, 2016	31,000	31,000
Additional paid-in capital	6,922,854	5,431,976
Non-Controlling Interest in Subsidiary	(85,839)	(65,786)
Accumulated Deficit	(8,928,539)	(6,936,102)
Total Stockholders' Deficit	(2,060,524)	(1,538,912)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$7,160,899	$4,304,230

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016

Revenues	$11,302	$204,831	$27,989	$224,026

Cost of Sales	5,911	112,157	15,116	125,977

Gross Profit	5,391	92,674	12,873	98,049

General & Administrative Expenses	(740,474)	(636,831)	(1,466,673)	(1,253,115)

Loss from Operations	(735,083)	(544,157)	(1,453,800)	(1,155,066)

Other Income (Expenses)
Interest Expense	(304,958)	(103,906)	(558,690)	(272,084)

Total Other Income (Expenses)	(304,958)	(103,906)	(558,690)	(272,084)

Net Loss	$(1,040,041)	$(648,063)	$(2,012,490)	$(1,427,150)

Net loss attributable to Trident	(1,030,750)	(647,862)	(1,992,437)	(1,424,225)
Net loss attributable to Non-Controlling Interests	(9,291)	(201)	(20,053)	(2,925)

Loss per share - Basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Weighted average number of common shares outstanding - Basic and diluted	31,000,000	31,000,000	31,000,000	30,393,443

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows (unaudited)

	Six Months	Six Months
	Ended	Ended
	May 31,	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,012,490)	$(1,427,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	272,057	170,551
Amortization of license	150,000	125,000
Stock option expense	24,211	121,308
Changes in operating assets and liabilities:
Accounts Receivable	-	(148,183)
Prepaid expenses	(86,688)	32,005
Inventory	(19,224)	(184,702)
Accounts payable and accrued liabilities	372,891	691,885
Cash used in operating activities	(1,299,243)	(619,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan payable - related party	-	-
Proceeds on loan payable - related party	-	200,000
Principal payments on loan payable - third party	(200,000)	-
Proceeds on loan payable - third party	-	250,000
Proceeds on convertible debt	4,400,000	-
Cash provided by financing activities	4,200,000	450,000

Net change in cash	2,900,757	(169,286)

Cash at beginning of period	1,527,624	187,886

Cash at end of period	$4,428,381	$18,600

NON-CASH TRANSACTIONS
Beneficial conversion features	$1,466,667	$-
Common stock issued for asset acquisition	-	2,700,000
Relative fair value of warrants recorded as debt discount	-	78,776

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$20,083	$-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2017
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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Trident Brands Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Trident’s Form 10-K filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

Reclassification

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 financial presentation. These reclassifications have no impact on net loss.

NOTE 3. LIQUIDITY

On September 26, 2016, the Company completed a long term financing with a non-US institutional investor, receiving proceeds of $4,100,000 and subsequently $4,400,000 on May 9, 2017 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments at the Company’s request of up to $1,500,000 ($10,000,000 in the aggregate). As of May 31, 2017, the Company had $4,428,381 in cash and has access to $1,500,000 available from the investor. The Company feels this represents substantial liquid resources (cash & available financing), sufficient to meet the Company’s obligations for the next twelve months.

TRIDEN BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2017
(Unaudited)

NOTE 4. WARRANTS AND OPTIONS

The total outstanding stock options as of May 31, 2017 are 2,025,000. The Company uses the Black-Scholes model to value the stock options at $535,021. For the period ended May 31, 2017, the Company expensed $24,211 as compensation expense compared to $121,308 in the previous year. Following are the assumptions used for the shares vested 12, 24 and 36 months from the date of issuance: Discount rate .9%, 1.29%, 1.29%; Volatility 68.35%, 67.35%, 65.50%; and Term 3.0, 3.5, 4.0.

The following table represents stock option activity for the period ended May 31, 2017:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2016	2,358,333	$0.96	2.51

Exercisable - November 30, 2016	1,666,667	$1.17	2.43

Granted	-0-		0.0

Exercised or Vested	-0-

Cancelled or Expired	333,333

Outstanding - May 31, 2017	2,025,000	$0.96	1.93

Exercisable - May 31, 2017	1,900,000	$0.99	1.93	$-0-

The total outstanding warrants as of May 31, 2017 are 225,000. The exercise price of the warrants are $1.35 with a term of 3 years and vested immediately. The Company uses the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the period ended May 31, 2017:

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2017
(Unaudited)

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2016	225,000	$1.35	2.21

Exercisable - November 30, 2016	-0-

Granted	-0-

Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding – May 31, 2017	225,000	$1.35	1.71

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 6. LOAN PAYABLE – THIRD PARTY

On February 29, 2016, the Company entered into a Securities Purchase Agreement with CIC whereby the Company received proceeds of $200,000 on March 4, 2016 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, plus 100,000 warrants to purchase common shares of the Company at an exercise price of $1.35 per share for three years from the date of issue. The loan was paid back on March 3, 2017.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2017
(Unaudited)

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $647,888 which was recognized as debt discount. As of May 31, 2017, the full amount of the debt discount has been amortized.

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

On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 for a total investment by the investor of $8,500,000. Under the terms of the securities purchase agreement, the Company has an additional $1,500,000 of available funding.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans.

In consideration of each advance made by the investor pursuant to the securities purchase agreement, the Company will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price of $.60 per share, for an aggregate of up to 14,166,667 shares.

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes was $1,366,667 and $1,466,667 for the first and second tranches, respectively, and which was recognized as debt discount. As of May 31, 2017, $344,076 of debt discount was amortized of which $263,245 was amortized during the current 6 month period and $80,831 in the prior year. The unamortized discount is $2,489,257.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2017
(Unaudited)

NOTE 8.  INTANGIBLE ASSETS

On January 22, 2015, pursuant to a Deed of Assignment dated effective January 20, 2015, the Company entered into an Emulsion Supply Agreement with Oceans Omega LLC which represents the rights acquired pursuant to the Deed of Assignment. The Emulsion Supply Agreement provides the Company with the non-exclusive right and license (without the right to sublicense) to purchase, market, promote, sell and distribute Oceans Omega LLC’s omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages and exclusive rights to purchase, market, promote, sell and distribute Oceans Omega emulsions for meats, for human or animal consumption. On January 6, 2016 the Company issued 3,000,000 shares to mark the closing of the Deed of Assignment and the Emulsion Supply Agreement, which did not specify the amount of consideration payable by the Company when they were executed on January 20, 2015. The consideration payable was subsequently established by the parties at a market value of $2,700,000 and common shares issued as compensation based on the closing price of the common shares as quoted on the OTC Markets quotation systems on January 6, 2016. The value of the license is being amortized over the remaining contractual life which is 9 years. As of May 31, 2017, the net value of the license was $2,275,000 after amortizing $425,000. Amortization expense for the six months ended May 31, 2017 and 2016 was $150,000 and $125,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended May 31, 2017 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2016 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to July15, 2017.

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

On February 15, 2017, we entered into a Letter of Intent (the “LOI”) with The Activation Group, Inc., an integrated marketing and advertising agency incorporated in Ontario, Canada.  Pursuant to the LOI, we will seek to enter into a definitive agreement to purchase all the issued and outstanding common shares of The Activation Group in consideration for a purchase price consisting of $200,000 cash, and $800,000 payable in common shares of Trident.  The cash consideration is inclusive of a $50,000 deposit paid to The Activation Group upon execution of the LOI, and $150,000 payable upon closing a definitive agreement. Stock payments shall be payable in four $200,000 installments, subject to the achievement of earnings targets.  The transaction contemplated by the LOI will be subject to the satisfactory completion of due diligence, and to the negotiation and completion of a definitive agreement among the parties and the shareholders of The Activation Group which is expected to be completed by the end of July.

Also, on February 15, 2017, our board of directors appointed Mark Cluett as the Chief Operating Officer at Trident Brands Incorporated, with responsibility for business strategy execution and commercialization.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month and six month periods ended May 31, 2017 and May 31, 2016.

Our operating results for three month periods ended May 31, 2017 and May 31, 2016 are summarized as follows:

	Three Months Ended	Three Months Ended
	May 31, 2017	May 31, 2016

Revenues	$11,302	$204,831
Gross Profit	$5,391	$92,674
Operating Expenses	$740,474	$636,831
Other Expenses	$304,958	$103,906
Net Loss	$1,040,041	$684,063

Revenues and Gross Profits

Our business is in the early stages of commercialization, as such, sales in the second quarter of 2017 decreased to $11,302 versus $204,831 in the prior year. During this period management identified, developed and directed operational support toward markets, distribution channels and customers that represent greater long term commercial potential. Gross Profit decreased to $5,391 or 47.7% of revenues versus $92,674 or 45.2% of revenues in the prior year as a result of the decrease in sales. We expect Everlast® branded products, Brain Armor® branded products and Trident Sports Nutrition contract manufacturing revenues to ramp-up over the remainder of 2017. This outlook is supported by firm retail supply agreements, product listings and direct CRM program sales traction coupled with further product innovation scheduled for introduction in the back half of 2017.

Operating Expenses

Our operating expenses for the three month periods ended May 31, 2017 and May 31, 2016 are summarized below:

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016

Professional Fees	$44,446	$23,764
General & Administrative Expenses	$394,692	$271,148
Marketing, Selling & Warehousing Expenses	$170,498	$230,394
Management Salary	$21,000	$11,500
Director's Fees	$21,000	$18,000
Rent	$2,588	$1,838
Royalty	$86,250	$80,187

Operating expenses for the three month period ended May 31, 2017 were $740,474 as compared to $636,831 for the comparative period in 2016, an increase of 16%.  The increase in our operating expenses was primarily due to increased general and administrative costs as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2017 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the three month period ended May 31, 2017 increased to $304,958 versus $103,906 in the comparative period in 2016. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2017.

Six Month Periods Ended May 31, 2017 and May 31, 2016

Our operating results for the six month periods ended May 31, 2017 and May 31, 2016 are summarized as follows:

	Six Months Ended	Six Months Ended
	May 31, 2017	May 31, 2016

Revenues	$27,989	$224,026
Gross Profit	$12,873	$98,049
Operating Expenses	$1,466,673	$1,253,115
Other Expenses	$558,690	$272,084
Net Loss	$2,012,490	$1,427,150

Revenues and Gross Profit

Our business is in the early stages of commercialization. As such, revenue declined in the first half of 2017 versus 2016 as management identified, developed and directed operational support toward markets, distribution channels and customers that represent greater long term commercial potential. This translated into a corresponding decrease in Gross Profit to $12,873 or 46.0% of revenues versus $98,049 or 43.8% of revenues in the prior year. We expect Everlast® branded products, Brain Armor® branded products and Trident Sports Nutrition contract manufacturing revenues to ramp-up over the remainder of 2017. This outlook is supported by firm retail supply agreements, product listings and direct CRM program sales traction coupled with further product innovation scheduled for introduction in the back half of 2017.

Operating Expenses

Our operating expenses for the six month periods ended May 31, 2017 and May 31, 2016 are summarized below:

	Six Months Ended May 31, 2017	Six Months Ended May 31, 2016

Professional Fees	$92,178	$99,753
General & Administrative Expenses	$820,206	$531,295
Marketing, Selling & Warehousing Expenses	$295,277	$408,595
Management Salary	$42,000	$20,500
Director's Fees	$42,000	$36,000
Rent	$4,595	$3,845
Royalty	$170,417	$153,127

Operating expenses for the six month period ended May 31, 2017 were $1,466,673 as compared to $1,253,115 for the comparative period in 2016, an increase of 17.0%.  The increase in our operating expenses is primarily due to increased general and administrative costs as we build and roll-out our product offerings.  These costs are expected to continue to increase throughout 2017 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the six month period ended May 31, 2017 increased to $558,690 versus $272,084 in the comparative period in 2016. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2017.

Balance Sheet Data

The following table provides selected balance sheet as at May 31, 2017 and May 31, 2016.

Balance Sheet Data:

	May 31, 2017	May 31, 2016

Cash	$4,428,381	$1,527,624
Total assets	$7,160,899	$4,304,230
Total liabilities	$9,221,423	$5,843,142
Stockholders' (deficit)	$(2,060,524)	$(1,538,912)

During the second quarter of 2017 total assets increased as a result of the receipt of additional financing in May 2017.

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

While we have yet to realize break even cash flows or profitability, we believe we are making progress against our goals and objectives, and expect revenues and margins to increase as we begin commercializing the products within our portfolio. All three of our product platforms show solid potential in the markets where they compete and both our Everlast® and Brain Armor® product lines are now in the market and generating revenues. Our strategy was to first establish listings for these products with non-bricks and mortar accounts, and this has been successful.  Brain Armor® has now been listed at a large retail account as well, and we expect listings for Everlast® to follow.  The development of Oceans Omega as an ingredient for food and beverage products is ongoing, and given the longer sales cycle for ingredients, we expect to realize revenues later in fiscal 2017 both through external customer product development and also internally via potential line extensions for both the Everlast® and Brain Armor® product lines.

Liquidity and Capital Resources

Our cash balance at May 31, 2017 was $4,428,381. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months.

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

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016. On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 for a total investment by the investor of $8,500,000. Under the terms of the securities purchase agreement, the Company has an additional $1,500,000 of available funding. We intend to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note. Due to the notes being convertible to the Company common shares, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $1,366,667 and $1,466,667 respectively and which was recognized as debt discount. As of May 31, 2017, $344,076 of debt discount was amortized of which $263,245 was amortized during the current 6 month period and $80,831 in the prior year. The unamortized discount is $2,489,257.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 17, 2017	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Mike Browne
By: Mike Browne
(Chief Financial Officer)

/s/ Mark Holcombe
By: Mark Holcombe
(President & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)