Form 10-Q
period 2017-08-31
Trident Brands Inc
filed 2017-10-16
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

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

The number of the registrant’s common shares outstanding as of October 16, 2017 was 32,311,887.

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 31,000,000 common shares were issued and outstanding as of August 31, 2017 and 32,311,887 as of October 16, 2017.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended August 31, 2017 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	August 31, 2017	November 30, 2016
ASSETS

Current Assets
Cash	$4,130,378	$1,527,624
Restricted Cash	250,000	-
Accounts Receivable	661,799	53,053
Inventory	274,367	231,221
Prepaid	210,748	67,332
Total Current Assets	5,527,292	1,879,230

Fixed Assets-Furniture & Fixtures, net	28,029	-
Intangible Assets - Licenses, net	2,200,000	2,425,000

TOTAL ASSETS	$7,755,321	$4,304,230

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,322,818	$106,612
Accrued Liability	1,150,958	431,178
Loan Payable - Third Party, net of discount $0 and $8,812, respectively	-	191,188
Total Current Liabilities	2,473,776	728,978

Convertible Debt, net of discount $2,220,465 and $1,285,836, respectively	8,579,535	5,114,164

Total Liabilities	11,053,311	5,843,142

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding as of August 31, 2017 and November 30, 2016	31,000	31,000
Additional paid-in capital	6,922,854	5,431,976
Non-Controlling Interest in Subsidiary	(95,183)	(65,786)
Accumulated Deficit	(10,156,661)	(6,936,102)
Total Stockholders' Deficit	(3,297,990)	(1,538,912)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$7,755,321	$4,304,230

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016

Revenues	$3,277,655	$17,028	$3,305,644	$241,053

Cost of Sales	3,117,150	9,388	3,132,266	135,364

Gross Profit	160,505	7,640	173,378	105,689

General, Selling & Administrative Expenses	(908,378)	(502,659)	(2,375,051)	(1,755,774)

Loss from Operations	(747,873)	(495,019)	(2,201,673)	(1,650,085)

Other Income (Expenses)
Interest Expense	(489,593)	(79,269)	(1,048,283)	(351,353)
Total Other Income (Expenses)	(489,593)	(79,269)	(1,048,283)	(351,353)

Net Loss	$(1,237,466)	$(574,288)	$(3,249,956)	$(2,001,438)

Net loss attributable to Trident	(1,228,122)	(566,582)	(3,220,559)	(1,990,807)
Net loss attributable to Non-Controlling Interests	(9,344)	(7,706)	(29,397)	(10,631)

Loss per share - Basic and diluted	$(0.04)	$(0.02)	$(0.10)	$(0.07)

Weighted average number of common
shares outstanding - Basic and diluted	31,000,000	31,000,000	31,000,000	30,596,364

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows (unaudited)

	Nine Months	Nine Months
	Ended	Ended
	August 31, 2017	August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,249,956)	$(2,001,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	540,850	190,245
Amortization of license	225,000	200,000
Stock option expense	24,211	101,565
Changes in operating assets and liabilities:
Accounts Receivable	(608,746)	(138,763)
Prepaid expenses	(143,416)	646
Inventory	(43,146)	(162,418)
Accounts payable and accrued liabilities	1,935,986	1,176,761
Cash used in operating activities	(1,319,217)	(633,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(250,000)	-
Purchase of Fixed Assets	(28,029)	-
Cash used in investing activities	(278,029)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on loan payable - related party	-	200,000
Principal payments on loan payable - third party	(200,000)	-
Proceeds on loan payable - third party	-	250,000
Proceeds on convertible debt	4,400,000	-
Cash provided by financing activities	4,200,000	450,000

Net change in cash	2,602,754	(183,402)

Cash at beginning of period	1,527,624	187,886

Cash at end of period	$4,130,378	$4,484

NON-CASH TRANSACTIONS
Beneficial conversion features	$1,466,667	$-
Common stock issued for asset acquisition	-	2,700,000
Relative fair value of warrants recorded as debt discount	-	78,776

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$20,083	$-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2017
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
`
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

Restricted Cash

Restricted cash of $250,000 as of August 31, 2017 represents cash held  in a trust account. The funds have been set aside for the acquisition of StreamPak Ltd (see Note 9 regarding subsequent events) and to cover legal and other related costs.

Customer Concentration

The Company has one major customer that accounted for approximately 98% and $3,240,318 of sales for the nine month period ended August 31, 2017 and 97% of the accounts receivable.

Reclassification

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 financial presentation. These reclassifications have no impact on net loss.

NOTE 3. LIQUIDITY

On September 26, 2016, the Company completed a long term financing with a non-US institutional investor, receiving proceeds of $4,100,000 and subsequently $4,400,000 on May 9, 2017 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments at the Company’s request of up to $1,500,000 ($10,000,000 in the aggregate). As of August 31, 2017, the Company had $4,380,378 in cash and has access to $1,500,000 available from the investor. The Company feels this represents substantial liquid resources (cash & available financing), sufficient to meet the Company’s obligations for the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

The total outstanding stock options as of August 31, 2017 are 2,025,000. The Company uses the Black-Scholes model to value the stock options at $535,021. For the period ended August 31, 2017, the Company expensed $24,211 as compensation expense compared to $101,565 in the previous year. Following are the assumptions used for the shares vested 12, 24 and 36 months from the date of issuance: Discount rate 0.9%, 1.29%, 1.29%; Volatility 68.35%, 67.35%, 65.50%; and Term 3.0, 3.5, 4.0.

The following table represents stock option activity for the period ended August 31, 2017:

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2017
(Unaudited)

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2016	2,358,333	$0.96	2.51

Exercisable - November 30, 2016	1,666,667	$1.17	2.43

Granted	-0-		$0.0

Exercised or Vested	-0-

Cancelled or Expired	333,333

Outstanding - August 31, 2017	2,025,000	$0.96	1.68

Exercisable - August 31, 2017	2,025,000	$0.96	1.68	$8,417

The total outstanding warrants as of August 31, 2017 are 225,000. The exercise price of the warrants are $1.35 with a term of 3 years and vested immediately. The Company uses the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the period ended August 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2016	225,000	$1.35	2.21

Exercisable - November 30, 2016	-0-

Granted	-0-

Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding – August 31, 2017	225,000	$1.35	1.45	$0

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 6. LOAN PAYABLE – THIRD PARTY

On February 29, 2016, the Company entered into a Securities Purchase Agreement with CIC whereby the Company received proceeds of $200,000 on March 4, 2016 in return for a $200,000 secured promissory note due 12 months from the issuance date, bearing interest at the rate of 10% per annum, plus 100,000 warrants to purchase common shares of the Company at an exercise price of $1.35 per share for three years from the date of issue. The loan was paid back on March 3, 2017. The remaining debt discount of $8,812 was fully amortized to interest expense during the nine months ended August 31, 2017.

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

The convertible debentures are convertible into shares of the Company’s common stock at an initial conversion price of $0.71 per share, for an aggregate of up to 3,239,437 shares. The debentures originally accrued interest at 6% per annum. On September 26, 2016 the Company entered into an amendment agreement related to these convertible debentures whereby the applicable interest rate was increased from 6% to 8% and provisions added to allow the investor to transfer, sell or hypothecate the convertible notes subject to applicable securities laws. The maturity date of the notes was also extended through September 30, 2019.

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $647,888 which was recognized as debt discount. As of August 31, 2017, the full amount of the debt discount has been amortized.

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

In consideration of each advance made by the investor pursuant to the securities purchase agreement, the Company will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price of $0.60 per share, for an aggregate of up to 14,166,667 shares.

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $2,833,334 and was recognized as a debt discount. As of August 31, 2017, $612,869 of the debt discount was amortized of which $532,038 was amortized during the current 9 month period and $80,831 in the prior year. The unamortized discount is $2,220,465.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2017
(Unaudited)

NOTE 8.  INTANGIBLE ASSETS

On January 22, 2015, pursuant to a Deed of Assignment dated effective January 20, 2015, the Company entered into an Emulsion Supply Agreement with Oceans Omega LLC which represents the rights acquired pursuant to the Deed of Assignment. The Emulsion Supply Agreement provides the Company with the non-exclusive right and license (without the right to sublicense) to purchase, market, promote, sell and distribute Oceans Omega LLC’s omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages and exclusive rights to purchase, market, promote, sell and distribute Oceans Omega emulsions for meats, for human or animal consumption. On January 6, 2016 the Company issued 3,000,000 shares to mark the closing of the Deed of Assignment and the Emulsion Supply Agreement, which did not specify the amount of consideration payable by the Company when they were executed on January 20, 2015. The consideration payable was subsequently established by the parties at a market value of $2,700,000 and common shares issued as compensation based on the closing price of the common shares as quoted on the OTC Markets quotation systems on January 6, 2016. The value of the license is being amortized over the remaining contractual life which is 9 years. As of August 31, 2017, the net value of the license was $2,200,000 after amortizing $500,000. Amortization expense for the nine months ended August 31, 2017 and 2016 was $225,000 and $200,000, respectively.

NOTE 9.  SUBSEQUENT EVENTS

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. We issued the 811,887 common shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Also on September 12, 2017 we entered into a Share Purchase Agreement dated September 6, 2017 among our wholly owned subsidiary, Trident Brands International Ltd. (“Trident International”), a Bahamas corporation, StreamPak Ltd. (“StreamPak”), an Anguilla corporation, and the sole shareholder of StreamPak, pursuant to which, in consideration for the payment of $125,000 in cash and 500,000 of our common shares, Trident International purchased 100% of the issued and outstanding common shares of StreamPak.  As a result of the share purchase StreamPak became a wholly owned subsidiary of Trident International. We issued the 500,000 common shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended August 31, 2017 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2016 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to October 16, 2017.

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

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141.17 in principal and $94,526.11 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. We issued the 811,887 common shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Also on September 12, 2017 we entered into a Share Purchase Agreement dated September 6, 2017 among our wholly owned subsidiary, Trident Brands International Ltd. (“Trident International”), a Bahamas corporation, StreamPak Ltd. (“StreamPak”), an Anguilla corporation, and the sole shareholder of StreamPak, pursuant to which, in consideration for the payment of $125,000 in cash and 500,000 of our common shares, Trident International purchased 100% of the issued and outstanding common shares of StreamPak.  As a result of the share purchase StreamPak became a wholly owned subsidiary of Trident International. We issued the 500,000 common shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month and nine month periods ended August 31, 2017 and August 31, 2016.

Our operating results for three month periods ended August 31, 2017 and August 31, 2016 are summarized as follows:

	Three Months Ended	Three Months Ended
	August 31, 2017	August 31, 2016

Revenues	$3,277,655	$17,028
Gross Profit	$160,505	$7,640
Operating Expenses	$908,378	$502,659
Other Expenses	$489,593	$79,269
Net Loss	$1,237,466	$574,288

Revenues and Gross Profits

Revenue increased substantially in the quarter to $3,277,655 versus $17,028 in the prior year. This growth is attributed to a significant contract manufacturing supply agreement with a major retailer, coupled with increased direct sales of Brain Armor® products to professional sports teams and collegiate programs. Gross Profit increased to $160,505 or 4.9% of revenues versus $7,640 or 44.9% of revenues in the prior year as a result of the increase in sales. Management continues to direct operational support and focus toward markets, distribution channels and customers that represent sustainable commercial value. As such, we expect further revenue and profit growth in the remainder of 2017 and 2018. This outlook is supported by expanded retail customer supply agreements and new item listings coupled with further product innovation scheduled for introduction in Q4 2017 and Q1 2018.

Operating Expenses

Our operating expenses for the three month periods ended August 31, 2017 and August 31, 2016 are summarized below:

	Three Months Ended	Three Months Ended
	August 31, 2017	August 31, 2016

Professional Fees	$41,618	$11,716
General & Administrative Expenses	$461,330	$235,826
Marketing, Selling & Warehousing Expenses	$274,254	$142,359
Management Salary	$21,000	$12,000
Director's Fees	$21,000	$18,000
Rent	$2,926	$2,171
Royalty	$86,250	$80,587

Operating expenses for the three month period ended August 31, 2017 were $908,378 as compared to $502,659 for the comparative period in 2016, an increase of 81%.  The increase in our operating expenses was primarily due to increased general and administrative costs as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2017 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the three month period ended August 31, 2017 increased to $489,593 versus $79,269 in the comparative period in 2016. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2017.

Nine Month Periods Ended August 31, 2017 and August 31, 2016

Our operating results for the nine month periods ended August 31, 2017 and August 31, 2016 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	August 31, 2017	August 31, 2016

Revenues	$3,305,644	$241,053
Gross Profit	$173,378	$105,689
Operating Expenses	$2,375,051	$1,755,774
Other Expenses	$1,048,283	$351,353
Net Loss	$3,249,956	$2,001,438

Revenues and Gross Profit

Revenue increased substantially for the nine month period ended August 31, 2017 to $3,305,644 versus $241,053 in the prior year. This growth is attributed to a significant contract manufacturing supply agreement with a major retailer, coupled with increased direct sales of Brain Armor® products to professional sports teams and collegiate programs. This translated into a corresponding increase in Gross Profit to $173,378 or 5.2% of revenues versus $105,689 or 43.8% of revenues in the prior year. Management continues to direct operational support and focus toward markets, distribution channels and customers that represent sustainable commercial value. As such, we expect further revenue and profit growth in the remainder of 2017 and 2018. This outlook is supported by expanded retail customer supply agreements and new item listings coupled with further product innovation scheduled for introduction in Q4 2017 and Q1 2018.

Operating Expenses

Our operating expenses for the nine month periods ended August 31, 2017 and August 31, 2016 are summarized below:

	Nine Months Ended	Nine Months Ended
	August 31, 2017	August 31, 2016

Professional Fees	$133,796	$111,469
General & Administrative Expenses	$1,281,536	$767,121
Marketing, Selling & Warehousing Expenses	$569,531	$550,954
Management Salary	$63,000	$32,500
Director's Fees	$63,000	$54,000
Rent	$7,521	$6,016
Royalty	$256,667	$233,714

Operating expenses for the nine month period ended August 31, 2017 were $2,375,051 as compared to $1,755,774 for the comparative period in 2016, an increase of 35.3%.  The increase in our operating expenses is primarily due to increased general and administrative costs as we build and roll-out our product offerings.  These costs are expected to continue to increase throughout 2017 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the nine month period ended August 31, 2017 increased to $1,048,283 versus $351,353 in the comparative period in 2016. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2017.

Balance Sheet Data

The following table provides selected balance sheet as at August 31, 2017 and August 31, 2016.

Balance Sheet Data:	August 31, 2017	August 31, 2016

Cash	$4,380,378	$4,484
Total assets	$7,755,321	$3,006,386
Total liabilities	$11,053,311	$4,736,704
Stockholders' (deficit)	$(3,297,990)	$(1,730,318)

Total assets and total liabilities increased in the nine month period ended August 31, 2017 versus the corresponding period last year as a result of the receipt of additional financing in September 2016 and May 2017.

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

Liquidity and Capital Resources

Our cash balance at August 31, 2017 was $4,380,378. Management believes the current funds available to the Company will be sufficient to fund our operations for the next twelve months.

On January 29, 2015, we entered into a securities purchase agreement with a non-US institutional investor whereby we agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company’s common stock.  We received $1,800,000 of the funds from the transaction on February 5, 2015 and the balance of $500,000 on May 14, 2015.  On September 26, 2016, we entered into a Convertible Promissory Note Amendment Agreement with this investor whereby we agreed to extend the maturity date and amend the interest payable on the senior secured convertible debentures, whereby we extended the term of the notes through September 30, 2019 and interest rate was increased from 6% per annum to 8% per annum.   The convertible debentures are convertible into shares of the Company’s common stock at an initial conversion price of $0.71 per share for an aggregate of up to 3,239,437 shares.

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016. On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 for a total investment by the investor of $8,500,000. Under the terms of the securities purchase agreement, the Company has an additional $1,500,000 of available funding. We intend to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $0.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note. Due to the notes being convertible to the Company common shares, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $1,366,667 and $1,466,667 respectively and which was recognized as debt discount. As of August 31, 2017, $612,869 of debt discount was amortized of which $532,038 was amortized during the current nine month period and $80,831 in the prior year. The unamortized discount is $2,220,465.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 16, 2017	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Mike Browne
By: Mike Browne
(Chief Financial Officer)

/s/ Mark Holcombe
By: Mark Holcombe
(President & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)