Form 10-K
period 2017-11-30
Trident Brands Inc
filed 2018-03-14
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of March 12, 2018, the registrant had 32,311,887 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of March 12, 2018.

TRIDENT BRANDS INCORPORATED
FORM 10-K
For the year ended November 30, 2017

 Basis of Presentation
Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended November 30, 2017 (“Form 10-K”) to the “Company”, “we”, “us”, “our”, “Trident” and “Trident Brands” or similar words and phrases are to Trident Brands Incorporated . and its subsidiaries, taken together.

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

The Company maintains a compelling portfolio of branded consumer products including nutritional products and supplements under the Everlast®, Brain Armor® and P2N Peak Performance Nutrition brands, and functional food ingredients under the Oceans Omega brand. The Company also provides a range of private label nutritional and supplement products to retailers. These products are focused on the fast growing supplements and nutritional product and heart and brain health categories, supported by an established contract manufacturing, supply chain and research and development infrastructure, and a solid and proactive management team, board of directors and advisors with many years of experience in related categories.

Corporate Legal Structure and Related Matters

Trident Brands Incorporated has five legal subsidiaries, as detailed below.

Trident Sports Nutrition Inc. is 100% owned by Trident Brands and is organized to deliver shelf ready product solutions in the active nutrition and dietary supplement segment to leading retailers for private label and control brand programs.

Brain Armor Inc. is 94.8% owned by Trident Brands and is organized to develop, market and sell a portfolio of DHA supplements under the Brain Armor® brand targeted at the cognitive health and performance segment.

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of November 30, 2017 and 32,311,887 as of March 12, 2018.

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

On May 5, 2014, we appointed Robert Campbell as a Special Advisor.

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

On January 29, 2015, we entered into a securities purchase agreement with a non-US institutional investor whereby we agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the Company's common stock. We  received the funds from the transaction in two tranches, $1,800,000 on February 5, 2015 and $500,000 on May 14, 2015.  The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $.71 per share, for an aggregate of up to 3,239,437 shares. The debentures bear interest at 6% per annum, payable in cash each quarter.  We used the net proceeds from this transaction for working capital and general corporate purposes.

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

On June 29, 2015, we appointed Dr. Neilank K. Jha, MD, FRCS (C) as a Special Advisor to its Brain Armor® subsidiary.  On September 29, 2015 the Board of Directors of Brain Armor Inc. allotted 100,000 shares of common stock representing 10% of the issued and outstanding capital of Brain Armor Inc. to KONKUSSION Inc., a company controlled by Dr. Jha. Dr. Jha is a board certified Neurosurgeon FRCS(C) and a fellowship trained Spine Surgeon. With the issuance of Brain Armor shares to Trident on December 1, 2017 to settle an inter-company debt, Dr. Neilank K. Jha’s ownership of Brain Armor is now 3.39%

On November 1, 2015, we entered into a consulting agreement with Dr. Julian Bailes wherein Dr. Bailes has agreed to provide consulting services as a Special Advisor to our Company and/or our subsidiary, Brain Armor Inc. for a period of 12 months.  Pursuant to the consulting agreement, we agreed to issue to Dr. Bailes 5% of the issued and outstanding shares of Brain Armor Inc. effective November 30, 2015.  Dr. Bailes is a nationally recognized leader in the field of neurosurgery and conducts research on the impact of brain injury on neurological function. Dr. Bailes is the Chairman of the Department of Neurosurgery at North Shore University Health System, Co-Director of the North Shore Neurological Institute, and a Clinical Professor of Neurosurgery at the University of Chicago Pritzker School of Medicine.  The Company is working with Dr. Bailes to research and develop line extensions and new products that support cognitive health and performance under the Brain Armor® brand. With the issuance of Brain Armor shares to Trident on December 1, 2017 to settle an inter-company debt, Dr. Julian Bailes  ownership of Brain Armor is now 1.79%.

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

Also on September 26, 2016, we entered into a Convertible Promissory Note Amendment Agreement with the same non-US institutional investor whereby we agreed to extend the maturity date and interest payable on $2,300,000 of senior secured convertible debentures which were initially funded on February 5, 2015 and on May 14, 2015.  Under the terms of the amendment the maturity date of the notes were extended through September 30, 2019 and the interest rate was increased from 6% per annum to 8% per annum. The convertible debentures are convertible into shares of the Company’s common stock at an initial conversion price of $0.71 per share.

Key Developments in Fiscal 2017 and Fiscal 2018 to the Date of this Report

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

On February 15, 2017, we entered into a Letter of Intent (the “LOI”) with The Activation Group, Inc., an integrated marketing and advertising agency incorporated in Ontario, Canada.  Pursuant to the LOI, we will seek to enter into a definitive agreement to purchase all the issued and outstanding common shares of The Activation Group in consideration for a purchase price consisting of $200,000 cash, and $800,000 payable in common shares of Trident.  The cash consideration is inclusive of a $100,000 deposit paid to The Activation Group upon execution of the LOI, and $100,000 payable upon closing a definitive agreement. Stock payments shall be payable in four $200,000 installments, subject to the achievement of earnings targets.  The transaction contemplated by the LOI will be subject to the satisfactory completion of due diligence, and to the negotiation and completion of a definitive agreement among the parties and the shareholders of The Activation Group. The negotiations are still ongoing.

Also, on February 15, 2017 our board of directors appointed Mark Cluett as the Chief Operating Officer at Trident Brands Incorporated, with responsibility for business strategy execution and commercialization.

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP ("Fengate") pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC ("Mycell") having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. We issued the 811,887 common shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

On December 6, 2017 Mr. Michael Browne resigned as Chief Financial Officer and Treasurer of the Company.  Mr. Browne’s resignation did not result from any disagreement with the Company regarding our operations, policies, practices, or otherwise.  In light of the resignation, Mark Holcombe, our President and Director, was appointed to serve as Chief Financial Officer.

On December 1, 2017 our Board of Directors appointed Mr. Brian Rola as Vice-President of Trident and General Manager of our wholly owned subsidiary, Trident Sports Nutrition Inc., and Mr. Nick Pili as Vice-President of Trident and General Manager of our wholly owned subsidiary, Brain Armor Inc.

During fiscal 2016 and 2017, Trident advanced approximately $478,539 and $886,999, respectively, in working capital loans with an interest rate of 6% per annum to its 85% owned and controlled subsidiary, Brain Armor Inc.  As at December 1st 2017 Brain Armor owed an aggregate of approximately $1,394,251 to the Company in respect of the advances.  On December 1, 2017, the boards of directors of Trident and Brain Armor approved the settlement of the inter-company debt by the issuance to Trident of 1,859,001 common shares of Brain Armor at the price of $0.75 per share.  As a result of the settlement, Trident now owns approximately 94.82% of Brain Armor’s issued and outstanding securities.

On December 6, 2017, our Board of Directors authorized the issuance to its members and management stock options to purchase up to 2,615,000 share of our common stock.  1,307,500 of the options vest upon issuance and are exercisable for up to five years at $0.85 per share, while the remaining 1,307,500 will vest 12 months following issuance and be exercisable for up to five years at $1.00 per share.  The Options were issued pursuant to the Company’s 2013 Stock Option Plan, which was registered with the Securities and Exchange Commission on Form S-8 in January, 2015.  The 2013 Stock Option Plan authorizes Trident to issue incentive and non-qualified stock options to employees and consultants of the Company to purchase a number of shares not to exceed 15% of the Company’s currently issued and outstanding securities.

Also on December 6, 2017, the Board of Directors authorized the issuance of 250,000 stock options to Sanitas, LLC, a consultant and founding shareholder of Brain Armor.  The options vest immediately and are exercisable for a period of five (5) years to purchase common shares of Brain armor at $0.75 per share.  The options were issued to one US person, relying on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

Ongoing business investment has resulted in significant revenue growth and progress against corporate objectives. We expect revenues and associated margins to increase as we continue to commercialize segments and products within our portfolio. Specifically, Brain Armor®, P2N Peak Performance Nutrition and private label product lines have demonstrated solid potential in the markets where they compete leading to significant revenue growth. The development of Oceans Omega as an ingredient for food and beverage products is ongoing, and given the longer sales cycle for ingredients, we expect to realize revenues in 2018 both through external customer product development and also internally via potential Brain Armor® line extensions. Further research and development investment is also expected to entrench our position in the market and contribute to current platforms and incremental business potential.

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

Brands

Brain Armor®

In March 2015, we acquired, through a licensing agreement, the exclusive global rights to Brain Armor®, a plant-based Omega-3 dietary supplement designed to improve cognitive health and well-being on every field of play. Brain Armor® helps optimize cognitive, visual and cardiovascular performance by supplying a meaningful amount of DHA, an important Omega-3 clinically proven to support brain, eye and heart health.
P2N Peak Performance NutritionTM

In October 2017, Trident Sports Nutrition developed the P2N Peak Performance Nutrition brand as a control label range for a leading US eCommerce customer. The P2N brand encompasses a full-range of sports nutrition items delivering high quality ingredients and proven formulas to support consumer fitness objectives.

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

All novel product formulations and flavor systems are proprietary and formulated in-house by our Chief Science Officer.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of December 1, 2017 the following trademarks have been registered or applications filed on behalf of Trident Brands Incorporated or operating subsidiaries of Trident Brands Incorporated:

Country	Title	Device	Official No.	Application Date	Case Status	Owner

Australia	BRAIN ARMOR		1818703	04-Jan-2017	Registered	Brain Armor Inc.
Canada	BRAIN ARMOR Logo		1,870,806	01-Dec-2017	Application Filed	Brain Armor Inc.
China	BRAIN ARMOR		22604683	13-Jan-2017	Application Filed	Brain Armor Inc.
China	BRAIN ARMOR		22909187	23-Feb-2017	Application Filed	Brain Armor Inc.
China	BRAIN ARMOR in Chinese Characters		22741430	25-Jan-2017	Awaiting Further Action or Approval	Brain Armor Inc.
China	BRAIN ARMOR in Chinese Characters		22741429	25-Jan-2017	Awaiting Further Action or Approval	Brain Armor Inc.
European Union Trademark	BRAIN ARMOR		016227605	04-Jan-2017	Application Filed	Brain Armor Inc.
U.S.A.	BRAIN ARMOR FOCUS FIX		87/644,654	13-Oct-2017	Official Action Received	Brain Armor Inc.
U.S.A.	BRAIN ARMOR Logo		87/705,173	01-Dec-2017	Official Action Received	Brain Armor Inc.
U.S.A.	FOCUS FIX		87/644,666	13-Oct-2017	Official Action Received	Brain Armor Inc.
United Kingdom	BRAIN ARMOR		UK00003204840	04-Jan-2017	Registered	Brain Armor Inc.
U.S.A.	P2N PEAK PERFORMANCE NUTRITION		87/626,644	28-Sep-2017	Official Action Received	Trident Brands Incorporated
U.S.A.	P2N PEAK PERFORMANCE NUTRITION & Design		87/626,631	28-Sep-2017	Official Action Received	Trident Brands Incorporated
U.S.A.	WELLGEL		87/672,915	06-Nov-2017	Application Filed	Trident Brands Incorporated
Bahamas	BAHAMIAN RAIN		42002	15-Aug-2017	Application Filed	Trident Brands International Ltd.
Bahamas	CARIBBEAN RAIN		42003	15-Aug-2017	Application Filed	Trident Brands International Ltd.
Bahamas	EVOLUTION2			28-Aug-2017	Application Filed	Trident Brands International Ltd.
Bahamas	LOTTERY WATER			10-Nov-2017	Application Filed	Trident Brands International Ltd.
Bahamas	LOTTO WATER			10-Nov-2017	Application Filed	Trident Brands International Ltd.
Haiti	LOTTERY WATER		1290-M	15-Nov-2017	Application Filed	Trident Brands International Ltd.
Haiti	LOTTO WATER		1292-M	15-Nov-2017	Application Filed	Trident Brands International Ltd.
U.S.A.	BAHAMIAN RAIN		87/562,266	09-Aug-2017	Application Advertised	Trident Brands International Ltd.
U.S.A.	CARIBBEAN RAIN		87/562,264	09-Aug-2017	Application Advertised	Trident Brands International Ltd.

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

We have yet to establish a history of profitable operations and, as at November 30, 2017, have an accumulated deficit of $13,751,420, realized since our inception on November 5, 2007.  In the prior years we have generated only nominal revenues since our inception and thus have incurred operating losses.  Our profitability will require the successful commercialization and sales of our planned products at acceptable margins. We may not be able to successfully achieve any of these requirements or ever become profitable.

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

As of November 30, 2017, we had 32,311,887 Shares of $0.001 par value common stock issued and outstanding held by 48 shareholders of record.

Of the 32,311,887 shares of common stock outstanding as of November 30, 2017, 8,441,724 shares are owned by Anthony Pallante, CEO and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Securities authorized for issuance under equity compensation plans

As of November 30, 2017, we have issued the following securities under our 2013 Stock Option Plan:

	Name and Position	Number of Options	Date of Grant	Exercise price	Expiration	Vesting from date of Grant

1.	Michael Browne (former President, CFO, Treasurer and Secretary), Brand Director	375,000 125,000 125,000	May 5, 2014 Nov 30, 2015 Nov 30, 2015	$0.75 $1.00 $1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months August 2016 August 2017

2.	Donald MacPhee (former President & CEO, Director, Chair of the Audit Committee and member of the Corporate Governance Committee)	100,000 100,000 100,000	May 5, 2014 May 5, 2014 May 5, 2014	$0.75 $1.00 $1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

3.	Scott Chapman Director, Chair of Corporate Governance Committee	100,000 100,000 100,000	May 5, 2014 May 5, 2014 May 5, 2014	$0.75 $1.00 $1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

4.	Mark Holcombe President, CFO, Director, Chairman of the Compensation Committee	100,000 100,000 100,000	May 5, 2014 May 5, 2014 May 5, 2014	$0.75 $1.00 $1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

5.	Peter Salvo Controller	50,000 50,000 50,000	May 5, 2014 May 5, 2014 May 5, 2014	$0.75 $1.00 $1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

6.	Robert Campbell Special Advisor	116,666 116,666 116,667	May 5, 2014 May 5, 2014 May 5, 2014	$0.75 $1.00 $1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

	Total:	2,025,000

Section 16(a)

Based solely upon a review of Forms 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2017.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended November 30, 2017 and includes information available to March 12, 2018, unless otherwise indicated herein.  It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method. We regularly review inventory for obsolete and slow moving inventory and write it off as necessary.

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

Revenue Recognition

The Company records revenue when all of the following criteria are met: a) persuasive evidence of an arrangement with the customer exists, b) the price to the customer is fixed and determinable, c) product is shipped or delivery is complete (depending on the terms) and collection probability is reasonably assured.

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

Results of Operations for the Fiscal Years Ended November 30, 2017 and November 30, 2016

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal years ended November 30, 2017 and 2016.

Our operating results for twelve month periods ended November 30, 2017 and 2016 are summarized as follows:

	Twelve Months Ended	Twelve Months Ended
	November 30,	November 30,
	2017	2016

Revenues	$4,743,421	$168,042
Gross Profit	$95,399	$70,304
General & Administrative Expenses	$3,323,369	$2,681,358
Impairment Loss	$2,125,000	-
Other Expenses	$1,521,211	$576,073
Net Loss	$6,874,181	$3,187,127
EBITDA	$2,902,637	$2,336,054

Revenues and Gross Profits

While still in the early stages of commercialization, our revenues increased 2,723% in 2017 to $4,743,421 versus $168,042 in the prior year. Revenue growth was primarily attributed to sales revenue from our Trident Sports Nutrition operating subsidiary associated with a private label supply agreement with a major US-based mass retailer.  Gross Profit also increased in 2017 to $95,399 or 2.0% of revenues versus $70,304 or 41.8% of revenues in the prior year. The decline in margin percentage reflects to private label share of revenue in 2017 and associated segment contribution. Average margins should improve significantly with ongoing revenue growth as we optimize supply chain metrics and commercialize higher-value branded and control brand distribution agreements.

Operating Expenses

Our operating expenses for the years ended November 30, 2017 and 2016 are outlined in the table below:

	2017	2016

Professional Fees	$177,897	$176,336
General & Administrative Expenses	$1,964,280	$1,293,735
Marketing, Selling & Warehousing Expenses	$647,982	$768,035
Management Salary	$90,000	$50,500
Director's Fees	$90,000	$72,000
Rent	$10,293	$7,023
Royalty Fees	$342,917	$313,729
Impairment Loss	$2,125,000	$-

Operating expenses for the year ended November 30, 2017 were $5,448,369 as compared to $2,681,358 for the comparative period in 2016, an increase of 103.2%.  The increase in our operating expenses is primarily due to increased general and administrative costs as we invest in the operational infrastructure necessary to build out our organization to support current and future growth.

The Company incurred an impairment loss of $2,125,000 in 2017 as a result of writing off the book value of the Oceans Omega LLC license.

Other Expenses

Other expenses for the year ended November 30, 2017 were $1,521,211 versus $576,073 in the comparative period in 2016, an increase of 164%. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2017.

EBITDA

Reported net loss for the year ended November 30, 2017 was $6,874,181 compared to $3,187,127 in the comparative period in 2016. After deducting non-cash amounts of interest, depreciation and amortization including impairment loss, EBITDA for the year ended November 30, 2017 was $2,902,637 compared to $2,336,054 in 2016.

Liquidity and Capital Resources

Our cash and cash equivalents balance at November 30, 2017 was $3,143,788. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months from the date the financial statements are issued.

The $200,000 loan plus outstanding interest bearing interest at 10% per annum was repaid in full on March 3, 2017.

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

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016.  On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 for a total investment by the investor of $8,500,000. Under the terms of the securities purchase agreement, the Company has an additional $1,500,000 of available funding. We intend to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note. Due to the notes being convertible to the Company common shares, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $1,366,667 and $1,466,667 respectively and which was recognized as debt discount. As of November 30, 2017, $878,740 of debt discount was amortized of which $797,909 was amortized during the current year and $80,831 in the prior year. The unamortized discount is $1,954,594.

Plan of Operation

Cash Requirements

Over the next 12 months we intend to carry on business as a food and nutritional products company. We anticipate that we will incur the following cash operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)

Professional fees	60,000
Consulting/Advisor fees	400,000
Management Salary/Personal Services	1,300,000
Sales, Travel and Marketing	1,500,000
Other general administrative expenses	820,000
Rent	220,000
Total	4,300,000

We will require net funds of approximately $4,300,000 over the next twelve months to operate our business. We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

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

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, and Board, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of November 30, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of November 30, 2017 that the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below in “Management’Internal Control Over Financial Reporting”.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of November 30, 2017, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of November 30, 2017 and identified the following material weaknesses:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position

Anthony Pallante(1)	60	Chief Executive Officer, Director and Chair of the Board of Directors.

Mark Holcombe(2)	46	President, CFO, Director and Chair of the Compensation Committee.

Mark Cluett(3)	47	Chief Operating Officer

Scott Chapman(4)	54	Director, Chair of the Audit Committee and Chair of the Corporate Governance Committee

Peter Salvo(5)	63	VP Finance, Controller and Secretary .

(1)	Anthony Pallante was appointed CEO, Director and Chair of the Board of Directors on December 2, 2016.
(2)
Mark Holcombe was appointed  President on December 2, 2016. He was appointed as a Director of our company on November 5, 2007 and served as Chief Executive Officer, President, Secretary and Treasurer through March 21, 2014.  He also serves as Chair of the Compensation Committee.

(3)	Mark Cluett was appointed Chief Operating Officer on February 15, 2017.
(4)	Scott Chapman was appointed as Chair of the Audit Committee on December 2, 2016 and as a Director and Chair of the Governance Committee of our company on March 21, 2014.
(5)	Peter Salvo was appointed as a Controller of our company on March 21, 2014.

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

Mark Holcombe, President, CFO, Director and Chair of the Compensation Committee.

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

Peter Salvo, Controller and Corporate Secretary

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

We believe that all of our directors’ respective educational background, operational and business experience give them the qualifications and skills necessary to serve as directors of our company. Our board of directors consists solely of Mr. Pallante, Mr. Holcombe, and Mr. Chapman.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total

Anthony Pallante,	2017	0	0	0	0	0	0	$216,000	$216,000
Director & CEO	2016	0	0	0	0	0	0	$12,000	$12,000

Mark Holcombe,	2017	0	0	0	0	0	0	$144,000	$144,000
Director, President	2016	0	0	0	0	0	0	$121,500	$121,500
& CFO

Mark Cluett, COO	2017	0	0	0	0	0	0	$121,000	$121,000
	2016	0	0	0	0	0	0	$0	$0

Scott Chapman,	2017	0	0	0	0	0	0	$44,000	$44,000
Director	2016	0	0	0	0	0	0	$24,000	$24,000

Michael	2017	0	0	0	0	0	0	$12,000	$12,000
Browne,	2016	0	0	0	0	0	0	$12,000	$12,000
Brand Director,
(former CFO)

Peter	2017	0	0	0	0	0	0	$78,000	$78,000
Salvo,	2016	0	0	0	0	0	0	$42,000	$42,000
Controller

Our officers and directors have written service contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, of which no options were issued in 2017, there are presently no personal benefits available to our officers and directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Anthony Pallante	$24,000	0	0	0	0	$192,000	$216,000

Mark Holcombe	$24,000	0	0	0	0	$120,000	$144,000

Scott Chapman	$24,000	0	0	0	0	0	$24,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors
Anthony Pallante	Common Stock	8,441,724	26.13%
Mark Holcombe	Common Stock	500,000	1.55%
Scott Chapman	Common Stock	400,000	1.24%
Mark Cluett	Common Stock	52,000	.16%
All officers and directors as a group	Common stock, $0.001 par value	9,393,724	29.07%

5%+ Security Holders
2373539 Ontario Inc	Common Stock	3,000,000	9.28%
Francesca Pallante	Common Stock	3,000,000	9.28%
Fengate Capital Management Ltd	Common Stock	2,000,000	6.19%

All 5%+ Security Holders	Common stock, $0.001 par value	8,000,000	24.76%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Percentage of shares outstanding is calculated based on total shares outstanding as at March 12, 2018 of 32,311,887. This total does not include outstanding warrants or options of the Company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since the beginning of the November 30, 2017 fiscal year, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Mark Holcombe

Our company rents office space from Mr. Holcombe for $750 per month.

Promoters and Certain Control Persons

Mark Holcombe, who is one of three directors of our company, was our only promoter in the past five fiscal years. Mr. Holcombe has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter. However, he holds 500,000 or approximately 1.55% of our issued and outstanding common shares.  Additionally, Mr. Holcombe receives fees for his service on our Board of Directors plus fees as a contracted service provider for the Company.  As of November 30, 2017 Mr. Holcombe also has the following options:

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

Item 14.  Principal Accountant Fees and Services

The total fees charged to the company for audit services were $35,500 and for other services were $Nil during the year ended November 30, 2017.  Malone Bailey LLP completed the 2017 audit.

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

March 14, 2018	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(CEO, Director & Chair of the Board)

/s/ Mark Holcombe
By: Mark Holcombe
(President, CFO & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trident Brands Incorporated
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of Trident Brands Incorporated and its subsidiaries (collectively, the “Company”) as of November 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trident Brands Incorporated and subsidiaries as of November 30, 2017 and 2016 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 12, 2018

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets

	As of	As of
	November 30,	November 30,
	2017	2016
ASSETS

Current Assets
Cash and Cash Equivalents	$3,143,788	$1,527,624
Accounts Receivable, net of allowance of $29,852 and $0, respectively	1,071,576	53,053
Inventory	132,951	231,221
Prepaid and other current assets	236,528	67,332
Total Current Assets	4,584,843	1,879,230

Fixed Assets-Furniture & Fixtures, net	40,046	-
Note Receivable	617,010	-
Intangible Assets - Licenses, IP net	472,875	2,425,000

TOTAL ASSETS	$5,714,774	$4,304,230

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,388,393	$106,612
Accrued Liabilities	1,454,770	431,178
Loan Payable - Third Party, net of discount of $0 and $8,812, respectively	-	191,188
Total Current Liabilities	2,843,163	728,978

Convertible Debt, net of discount of $1,954,594 and $1,285,836, respectively	8,845,406	5,114,164

Total Liabilities	11,688,569	5,843,142

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized; 32,311,887 shares issued and outstanding
as of November 30, 2017 and 31,000,000 as of November 30, 2016, respectively	32,312	31,000
Additional paid-in capital	7,869,962	5,431,976
Non-Controlling Interest in Subsidiary	(124,649)	(65,786)
Accumulated Deficit	(13,751,420)	(6,936,102)
Total Stockholders' Deficit	(5,973,795)	(1,538,912)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,714,774	$4,304,230

See Notes to Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2017	2016

Revenues	$4,743,421	$168,042

Cost of Sales	4,648,022	97,738
Gross Profit	95,399	70,304

Operatin Expenses
General & Administrative Expenses	(3,323,369)	(2,681,358)
Impairment Loss	(2,125,000)	-
Loss from Operations	(5,352,970)	(2,611,054)

Other Income (Expenses)
Interest Expense, net	(1,521,211)	(576,073)

Total Other Income (Expenses)	(1,521,211)	(576,073)

Net Loss	$(6,874,181)	$(3,187,127)

Net loss attributable to Trident	(6,815,318)	(3,135,984)
Net loss attributable to Non-Controlling Interests	(58,863)	(51,143)

Loss per share - Basic and diluted	$(0.22)	$(0.10)

Weighted average number of common
shares outstanding - Basic and diluted	31,295,756	30,696,721

See Notes to Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended November 30, 2017 and 2016

		Common	Additional
	Common	Stock	Paid-in	Accumulated	Non-Conrolling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2015	28,000,000	$28,000	$1,177,540	$(3,800,118)	$(14,643)	$(2,609,221)

Beneficial Conversion Feature on Convertible Debt	-	-	1,366,667	-	-	1,366,667
Oceans Omega License	3,000,000	3,000	2,697,000	-	-	2,700,000
Stock Options Expenses	-	-	111,994	-	-	111,994
Warrant Expenses	-	-	78,775	-	-	78,775
Net loss, November 30, 2016	-	-	-	(3,135,984)	(51,143)	(3,187,127)

Balance, November 30, 2016	31,000,000	$31,000	$5,431,976	$(6,936,102)	$(65,786)	$(1,538,912)

Beneficial Conversion Feature on Convertible Debt	-	-	1,466,667	-	-	1,466,667
Shares issued for Acquisition of Streampak Ltd	500,000	500	359,500	-	-	360,000
Shares issued for Purchase of Note Receivable	811,887	812	604,855	-	-	605,667
Stock Options Expenses	-	-	6,964	-	-	6,964
Net loss, November 30, 2017	-	-	-	(6,815,318)	(58,863)	(6,874,181)

Balance, November 30, 2017	32,311,887	$32,312	$7,869,962	$(13,751,420)	$(124,649)	$(5,973,795)

See Notes to Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,874,181)	$(3,187,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	806,721	298,025
Amortization of license, IP	312,125	275,000
Depreciation expense	1,864
Impairment Loss	2,125,000	-
Stock options expense	6,964	111,994
Changes in operating assets and liabilities:
Accounts Receivable	(1,018,523)	(53,053)
Interest Receivable	(11,343)	-
Prepaid expenses	(169,196)	(11,446)
Inventory	98,270	(85,741)
Accounts payable and accrued liabilities	2,305,373	172,086
Cash used in operating activities	(2,416,926)	(2,480,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(41,910)	-
Purchase of Intangible Assets	(125,000)	-
Cash provided by investing activities	(166,910)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan payable - related party	-	(180,000)
Proceeds on loan payable - related party	-	200,000
Principal payments on loan payable - third party	(200,000)	(550,000)
Proceeds on loan payable - third party	-	250,000
Proceeds on convertible debt	4,400,000	4,100,000
Cash provided by financing activities	4,200,000	3,820,000

Net change in cash	1,616,164	1,339,738

Cash at beginning of period	1,527,624	187,886

Cash at end of period	$3,143,788	$1,527,624

NON-CASH TRANSACTIONS
Beneficial conversion features	$1,466,667	$1,366,667
Common stock issued for Acquisition of Streampak Ltd	360,000	2,700,000
Common stock issued for Purchase of Note Receivable	605,667
Relative fair value of warrants recorded as debt discount	-	78,775

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$8,740	$86,611

See Notes to Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

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

Principal of Consolidation

The Company consolidated financial statements as of November 30, 2017 include the accounts of Trident Brands Incorporated and its subsidiaries: Trident Brands Canada Ltd, Sports Nutrition Products Inc., Brain Armor Inc., Trident Sports Nutrition Inc. and Trident Brands International Ltd.

Earnings (Loss) Per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Due to net losses during the years ended November 30, 2017 and 2016, diluted earnings (loss) per share are the same as the basic earnings (loss) per share since inclusion of common stock equivalents would have been anti-dilutive.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary. As of November 30, 2017 and 2016, the Company’s accounts receivable was netted against an allowance of $29,852 and $0 respectively.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method. We regularly review inventory for obsolete and slow moving inventory and write it off as necessary.

Long-Lived Assets

We review our long-lived assets, including intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

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

On January 20, 2015 the Company entered into a long-term Emulsion Supply Agreement (the “License”) with Oceans Omega LLC for the rights to purchase, market, sell and distribute patented nutritional emulsions produced by Oceans Omega LLC. Subsequently, the Company initiated research and development to formulate a range of novel product applications. However, related product applications have not yet been commercialized and as a result the Company has taken a one-time impairment charge of $2,125,000 to write-off the underlying book value of the License. The Company and Management remain committed to developing the commercial potential associated with the license.

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
November 30, 2017 and 2016

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of November 30, 2017 and 2016, the Company did not have any financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

Revenue

The Company maintains a portfolio of branded and private label consumer products including nutritional products and supplements under the Everlast® and Brain Armor® brands, and functional food ingredients under the Oceans Omega brand.

Two customers accounted for 94.3% and 3.7% of total revenue, compared to 48.9% and 27.2% in the prior year. Two customers accounted for 82.3% and 16.4% of total accounts receivable, compared to 86.1% and 5.1% in the prior year.

The Company records revenue when all of the following criteria are met: a) persuasive evidence of an arrangement with the customer exists, b) the price to the customer is fixed and determinable, c) product is shipped or delivery is complete (depending on the terms) and collection probability is reasonably assured.

Cost of Sales

Cost of sales includes the direct purchase cost of the product based on the FIFO method.

The Company purchased 99% of its products from one vendor for the year ended November 30, 2017 and two vendors provided 76% and 11% of the Company's services for the year ended November 30, 2016.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of November 30, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

The Company has evaluated the following recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements:

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09. Management evaluated ASU 2016-12 and does not believe the adoption of ASU 2016-12 will have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option)

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

NOTE 3. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We will need to continue to improve margins and revenue by optimizing supply chain metrics and commercializing higher-value branded and control brand distribution agreements.  As of November 30, 2017, we had an accumulated deficit of $13,751,420 and we expect to incur net losses for the foreseeable future.

However, as disclosed in Note 10, on September 26, 2016, the Company completed a long term financing with a non-US institutional investor, receiving proceeds of $4,100.000 and $4,400,000 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments at the Company’s request of up to $1,500,000 ($10,000,000 in the aggregate). On November 30, 2017 the Company had $3,143,788 in cash and has access to $1,500,000 available from the investor. We believe that our present financial resources including access to available financing will be sufficient to meet the Company’s obligations and fund our operations at least through the next twelve months from the date these financial statements were issued.

NOTE 4. COMMON STOCK

On September 12, 2017 the Company issued 500,000 of our common shares, valued at $360,000, for the acquisition of StreamPak Ltd. On September 12, 2017 the Company also issued 811,887 of our common shares, valued at $605,667, to Fengate for the purchase of the secured convertible promissory notes of Mycell Technologies LLC. In 2016, the Company issued 3,000,000 of our common shares, valued at $2,700,000 to acquire the right and license to purchase, market, promote, sell and distribute Oceans Omega LLC’s omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages and exclusive rights to purchase, market, promote, sell and distribute Oceans Omega emulsions for meats, for human or animal consumption.

NOTE 5. WARRANTS AND OPTIONS

On May 5, 2014, Trident granted an aggregate of 2,875,000 stock options to directors, officers, employees and consultants of the Company pursuant to Trident’s 2013 Stock Plan. The stock options are exercisable for five years from the date of grant at exercise prices of $0.75 per share for shares vesting 12 months from the date of issuance, $1.00 per share for shares vesting 24 months from the date of issuance and $1.50 for shares vesting 36 months from the date of issuance. Of the 2,875,000 stock options granted, Trident granted 1,125,000 stock options to its president at

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

the time, Michael Browne; 300,000 stock options to each of its directors at the time, Donald MacPhee, Scott Chapman, Mark Holcombe; 150,000 stock options to its controller, Peter Salvo; and 350,000 stock options to each of its special advisors, Robert Campbell and Karen Arsenault. The stock options expire on May 5, 2019.

On November 30, 2015, Michael Browne’s stock options were amended to 625,000.

On September 30, 2016 Karen Arseneault resigned as a special advisor to the company. As a result, the unvested 116,667 options were immediately terminated and the remaining 233,333 options expired on December 31, 2016.

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

On April 30, 2017 Steve Bromley was terminated as a special advisor to the Company. As a result, the unvested 100,000 options were immediately terminated. The total outstanding stock options as of November 30, 2017 are 2,025,000.

The Company used the Black-Scholes model to value the stock options at $601,610. In 2017, the Company expensed $6,964 as compensation expense compared to $111,994 in the previous year. Following are the assumptions used for the shares vested 12, 24 and 36 months from the date of issuance: Discount rate .9%, 1.29%, 1.29%; Volatility 68.35%, 67.35%, 65.50%; and Term 3.0, 3.5, 4.0.

The following table represents stock option activity as of and for the years ended November 30, 2017 and 2016:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2015	2,375,000	$1.15	3.5
Exercisable - November 30, 2015	983,334	$2.00	3.4
Granted	300,000	$0.73	5.0
Exercised or Vested	-0-
Forfeited or Expired	316,667

Outstanding - November 30, 2016	2,358,333	$0.96	2.51
Exercisable - November 30, 2016	1,666,667	$1.17	2.43	$57,500
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	333,333

Outstanding - November 30, 2017	2,025,000	$0.96	1.43
Exercisable - November 30, 2017	2,025,000	$0.96	1.43	$84,167

On January 29, 2016, the Company issued 125,000 warrants to purchase common shares of the Company along with the $250,000 secured third party promissory note. The relative fair value of the warrants is $43,526 which is recognized as debt discount. As of November 30, 2016, the promissory note was paid and the full $43,526 of the debt discount is amortized and the unamortized discount is $0.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

On March 4, 2016, the Company issued 100,000 warrants to purchase common shares of the Company along with the $200,000 secured third party promissory note. See Note 9.

The exercise price of both warrants is $1.35 with a term of 3 years and these are vested immediately. The Company uses the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the years ended November 30, 2017 and 2016:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2015	-0-
Exercisable – November 30, 2015	-0-
Granted	225,000	$1.35	3.00
Exercised or Vested	-0-
Cancelled or Expired	-0-

Outstanding – November 30, 2016	225,000	1.35	2.21
Exercisable - November 30, 2016	-0-
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	-0-

Outstanding – November 30, 2017	225,000	$1.35	1.20

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 7. ACQUISITION OF STREAMPAK LTD

On September 12, 2017 we entered into a Share Purchase Agreement dated September 6, 2017 among our wholly owned subsidiary, Trident Brands International Ltd. (“Trident International”), a Bahamas corporation, StreamPak Ltd. (“StreamPak”), an Anguilla corporation, and the sole shareholder of StreamPak, pursuant to which, in consideration for the payment of $125,000 in cash and 500,000 of our common shares valued at $360,000 based on our stock price on September 6, 2017, Trident International purchased 100% of the issued and outstanding common shares of StreamPak.  As a result of the share purchase StreamPak became a wholly owned subsidiary of Trident International. The acquisition was not deemed an acquisition of a business but rather an acquisition of a finite-lived intangible asset. The total consideration of $485,000 was recognized as an intangible asset related to intellectual property with an estimated useful life of 10 years. The amortized amount for 2017 was $12,125.

NOTE 8. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC ("Mycell") having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at November 30, 2017 is $105,869.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

NOTE 9. LOAN PAYABLE – THIRD PARTY

During 2016 the Company had one short term loan for $200,000 bearing interest at the rate of 10.0% per annum, payable on March 4, 2017. The Company issued 100,000 common stock warrants with the loan. The relative fair value of the warrants is $35,250 which was recognized as a debt discount. As of November 30, 2017 the promissory note was paid and the full $35,250 of debt discount was amortized. Amortization of the debt discount charged to interest amounted to $8,812 and $26,438 for the years ended November 30, 2017 and 2016, respectively. The loan was fully repaid on March 3, 2017.

NOTE 10. CONVERTIBLE NOTE

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

The convertible debentures are convertible into shares of the Company’s common stock at an initial conversion price of $0.71 per share, for an aggregate of up to 3,239,437 shares. The debentures originally accrued interest at 6% per annum. On September 26, 2016 the Company entered into an amendment agreement related to these convertible debentures whereby the applicable interest rate was increased from 6% to 8% and provisions added to allow the investor to transfer, sell or hypothecate the convertible notes subject to applicable securities laws. The maturity date of the notes was also extended through September 30, 2019. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification was not deemed substantial, consequently, extinguishment accounting does not apply.

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $647,888 which was recognized as debt discount. As of November 30, 2017, the full amount of the debt discount has been amortized.

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

In consideration of each advance made by the investor pursuant to the securities purchase agreement, the Company issued to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note is secured in first priority against the present and after acquired assets of the Company and is convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price of $0.60 per share, for an aggregate of up to 14,166,667 shares.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $2,833,334 and was recognized as a debt discount. Amortization of the debt discount charged to interest amounted to $797,909 and $80,831 for the years ended November 30, 2017 and 2016, respectively. As of November 30, 2017 and 2016 the unamortized discount amounted to $1,954,594 and $1,285,836, respectively.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

NOTE 11. INTANGIBLE ASSETS

On January 22, 2015, pursuant to a Deed of Assignment dated effective January 20, 2015, the Company entered into an Emulsion Supply Agreement with Oceans Omega LLC which represents the rights acquired pursuant to the Deed of Assignment. The Emulsion Supply Agreement provides the Company with the non-exclusive right and license (without the right to sublicense) to purchase, market, promote, sell and distribute Oceans Omega LLC’s omega-3 emulsions for use in the development, production, processing, manufacture and sale of food and beverages and exclusive rights to purchase, market, promote, sell and distribute Oceans Omega emulsions for meats, for human or animal consumption. On January 6, 2016 the Company issued 3,000,000 shares to mark the closing of the Deed of Assignment and the Emulsion Supply Agreement, which did not specify the amount of consideration payable by the Company when they were executed on January 20, 2015. The consideration payable was subsequently established by the parties at a market value of $2,700,000 and common shares issued as compensation based on the closing price of the common shares as quoted on the OTC Markets quotation systems on January 6, 2016. The value of the license is being amortized over the remaining contractual life which is 9 years. As of November 30, 2017, the net value of the license was $0 after amortizing $300,000 in 2017 and $275,000 in the prior year and the recognition of an impairment loss of $2,125,000 during the year ended November 30, 2017.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Everlast License Agreement

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Contingencies

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. If any legal matter, that may arise, were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s would reflect any potential claim in the consolidated financial statements for that reporting period.

NOTE 13. INCOME TAXES

Deferred tax assets consist of:

	As of November 30, 2017	As of November 30, 2016
Deferred tax assets:
Net operating tax carryforwards	$8,915,112	$5,313,340
Tax Rate	35%	35%
Gross deferred tax assets	3,120,289	1,859,669
Valuation allowance	(3,120,289)	(1,859,669)
Net deferred tax assets	$-0-	$-0-

As of November 30, 2017, the Company has a net operating loss carryforward of approximately $9 million. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 will be reduced to 21%.

NOTE 14.  SUBSEQUENT EVENTS

On December 1, 2017, Brain Armor, a subsidiary of the Company, issued 1,859,001 shares to Trident Brands Incorporated to convert the $1,394,251 loan to Brain Armor to equity at $0.75. As a result, the Company’s ownership interest in Brain Armor increased to 94.8%.

On December 6, 2017, our Board of Directors authorized the issuance to its members and management stock options to purchase up to 2,615,000 share of our common stock.  1,307,500 of the options vest upon issuance and are exercisable for up to five years at $0.85 per share, while the remaining 1,307,500 will vest 12 months following issuance and be exercisable for up to five years at $1.00 per share.  The Options were issued pursuant to the Company’s 2013 Stock Option Plan, which was registered with the Securities and Exchange Commission on Form S-8 in January, 2015.  The 2013 Stock Option Plan authorizes Trident to issue incentive and non-qualified stock options to employees and consultants of the Company to purchase a number of shares not to exceed 15% of the Company’s currently issued and outstanding securities.

Also on December 6, 2017, the Board of Directors authorized the issuance of 250,000 stock options to Sanitas, LLC, a consultant and founding shareholder of Brain Armor.  The options vest immediately and are exercisable for a period of five (5) years to purchase common shares of Brain armor at $0.75 per share.