Form 10-Q
period 2018-02-28
Trident Brands Inc
filed 2018-04-19
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

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

The number of the registrant’s common shares outstanding as of April 19, 2018 was 32,311,887.

TRIDENT BRANDS INCORORATED
FORM 10-Q
For the quarterly period ended February 28, 2018

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of February 28, 2018 and 32,311,887 as of April 19, 2018.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended February 28, 2018 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	February 28,	November 30,
	2018	2017
ASSETS

Current Assets
Cash and Cash Equivalents	$2,621,750	$3,143,788
Accounts Receivable, net of allowance of $69,675 and $29,852, respectively	732,386	1,071,576
Inventory	778,306	132,951
Prepaid and other current assets	217,300	236,528
Total Current Assets	4,349,742	4,584,843

Fixed Assets-Furniture & Fixtures, net	37,950	40,046
Note Receivable	612,669	617,010
Intangible Assets - Licenses, IP net	749,800	472,875

TOTAL ASSETS	$5,750,161	$5,714,774

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,958,458	$1,388,393
Accrued Liability	1,919,976	1,454,770
Total Current Liabilities	3,878,434	2,843,163

Convertible Debt, net of discount $1,691,644 and $1,954,594, respectively	9,108,356	8,845,406

Total Liabilities	12,986,790	11,688,569

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
32,311,887 shares issued and outstanding as of February 28, 2018 and November 30, 2017	32,312	32,312
Additional paid-in capital	8,657,952	7,869,962
Non-Controlling Interest in Subsidiary	(138,278)	(124,649)
Accumulated Deficit	(15,788,615)	(13,751,420)
Total Stockholders' Deficit	(7,236,629)	(5,973,795)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,750,161	$5,714,774

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations (unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2018	2017

Revenues	$1,861,700	$16,686

Cost of Sales	1,804,795	9,204
Gross Profit	56,905	7,482

General & Administrative Expenses	(1,644,141)	(726,200)

Loss from Operations	(1,587,236)	(718,718)

Other Income (Expenses)
Interest Expense, net	(463,588)	(253,732)
Total Other Income (Expenses)	(463,588)	(253,732)

Net Loss	$(2,050,824)	$(972,450)

Net loss attributable to Trident	(2,037,195)	(963,158)
Net loss attributable to Non-Controlling Interests	(13,629)	(9,292)

Loss per share - Basic and diluted	$(0.06)	$(0.03)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	31,000,000

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows (unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,050,824)	$(972,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	262,950	120,732
Amortization of license, IP	12,125	75,000
Depreciation expense	2,096	-
Stock options expense	787,990	15,835
Changes in operating assets and liabilities:
Accounts Receivable	360,856	1,833
Interest Receivable	4,341	-
Prepaid expenses	(2,438)	(100,879)
Inventory	(645,355)	23,283
Accounts payable and accrued liabilities	835,271	132,615
Cash used in operating activities	(432,988)	(704,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
Purchase of Intangible Assets	(89,050)	-
Cash provided by investing activities	(89,050)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on loan payable - related party	-	-
Principal payments on loan payable - third party	-	-
Proceeds on loan payable - third party	-	-
Proceeds on convertible debt	-	-
Cash provided by financing activities	-	-

Net change in cash	(522,038)	(704,031)

Cash at beginning of period	3,143,788	1,527,624

Cash at end of period	$2,621,750	$823,593

Non-Cash Transactions
Unpaid intangible asset acquired	$200,000	$-

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2018
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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Trident Brands Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident’s Form 10-K filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10-K have been omitted.

Customer Concentration

The Company has one major customer that accounted for approximately 97.6% and $1,817,683 of sales for the three month period ended February 28, 2018 and 92.2% of the accounts receivable compared to 98.7% and $1,416,326 of sales and 98.7% of the accounts receivable for the prior period ended November 30, 2017.

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

NOTE 3.  LIQUIDITY

On September 26, 2016, the Company completed a long term financing with a non-US institutional investor, receiving proceeds of $4,100,000 and subsequently $4,400,000 on May 9, 2017 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments at the Company’s request of up to $1,500,000 ($10,000,000 in the aggregate). As of February 28, 2018, the Company had $2,621,750 in cash and has access to $1,500,000 available from the investor. We believe that our present financial resources including access to available financing will be sufficient to meet the Company’s obligations and fund our operations at least through the next twelve months from the date these financial statements are issued.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2018
(Unaudited)

NOTE 4.  WARRANTS AND OPTIONS

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

The total outstanding stock options as of February 28, 2018 are 4,640,000. The Company used the Black-Scholes model to value the stock options at $1,107,836. For the period ended February 28, 2018, the Company expensed $787,990 as compensation expense compared to $15,835 in the previous comparable year. Following are the assumptions used for the shares vested immediately and 12 months from the date of issuance: Discount rate 1.60% and 2.10%; Volatility 85.51% and 79.75%; and Term 2.5 and 3.0 years.

The following table represents stock option activity for the period ended February 28, 2018:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2017	2,025,000	$0.96	1.43
Exercisable - November 30, 2017	2,025,000	$0.96	1.43
Granted	2,615,000	$1.08	4.77
Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding - February 28, 2018	4,640,000	$1.02	3.21
Exercisable - February 28, 2018	3,332,500	$1.03	2.59	$191,625

On December 6, 2017, the Board of Directors authorized the issuance of 250,000 stock options of Brain Armor to Sanitas, LLC, a consultant and founding shareholder of Brain Armor.  The options vest  immediately and are exercisable for a period of five (5) years to purchase common shares of Brain Armor at $0.75 per share.  The total outstanding Brain Armor stock options as of February 28, 2018 are 250,000. The Company used the Black-Scholes model to value the stock options at $95,814.  The assumption used was a discount rate of 1.60%, volatility of 85.51% and term of  2.5 years.

The total outstanding warrants as of February 28, 2018 are 225,000. The exercise price of the warrants are $1.35 with a term of 3 years and vested immediately. The Company used the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the period ended February 28, 2018:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2017	225,000	$1.35	1.20
Exercisable - November 30, 2017	-0-
Granted	-0-
Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding – February 28, 2018	225,000	$1.35	0.95	-

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2018
(Unaudited)

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 6. ACQUISITION OF STREAMPAK

On September 12, 2017 we entered into a Share Purchase Agreement dated September 6, 2017 among our wholly owned subsidiary, Trident Brands International Ltd. (“Trident International”), a Bahamas corporation, StreamPak Ltd. (“StreamPak”), an Anguilla corporation, and the sole shareholder of StreamPak, pursuant to which, in consideration for the payment of $125,000 in cash and 500,000 of our common shares valued at $360,000 based on our stock price on September 6, 2017, Trident International purchased 100% of the issued and outstanding common shares of StreamPak.  As a result of the share purchase StreamPak became a wholly owned subsidiary of Trident International. The acquisition was not deemed an acquisition of a business but rather an acquisition of a finite-lived intangible asset. The total consideration of $485,000 was recognized as an intangible asset related to intellectual property with an estimated useful life of 10 years. As of February 28, 2018, $24,250 was amortized of which $12,125 was amortized during the current 3 month period and $12,125 in the prior year. The unamortized amount is $460,750.

NOTE 7. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC ("Mycell") having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 27, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at February 28, 2018 is $101,528.

NOTE 8.  CONVERTIBLE NOTE

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2018
(Unaudited)

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $647,888 which was recognized as debt discount. As of February 28, 2018, the full amount of the debt discount has been amortized.

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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $2,833,334 and was recognized as a debt discount. As of February 28, 2018, $1,141,690 of the debt discount was amortized to interest of which $262,950 was amortized during the current three  month period and $878,740 in prior years. The unamortized discount is $1,691,644.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

NOTE 9. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License & Supply Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000USD cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000USD. The costs incurred to meet these conditions are being charged to intangible assets. As of February 28, 2018, the Company has recorded $289,050 of costs to the asset account.  Of this amount $200,000 will be paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended February 28, 2018 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2017 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to April 19, 2018.

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

During fiscal 2016 and 2017, Trident advanced approximately $478,539 and $886,999, respectively, in working capital loans with an interest rate of 6% per annum to its 85% owned and controlled subsidiary, Bran Armor Inc.  As at December 1st 2017 Brain Armor owed an aggregate of approximately $1,394,251 to the Company in respect of the advances.  On December 1, 2017, the boards of directors of Trident and Brain Armor approved the settlement of the inter-company debt by the issuance to Trident of 1,859,001 common shares of Brain Armor at the price of $0.75 per share.  As a result of the settlement, Trident now owns approximately 94.82% of Brain Armor’s issued and outstanding securities.

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

Effective December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC. Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident.

Effective December 31, 2017, Trident exercised an option to terminate the Trademark License Agreement with Everlast World’s Boxing Headquarters Corp. and International Brand Management Limited (IBML). This strategic decision will allow Trident to focus resources on higher-potential portfolio opportunities. Subsequently, both parties have actively engaged to explore alternative frameworks that may or may not leverage Everlast® brand equity in the sports and active nutrition category.

In December 2017, Trident began shipping P2N Peak Performance Nutrition products on an exclusive basis under a Vendor Agreement with Amazon Fulfillment Services Inc.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended February 28, 2018 and February 28, 2017.

Our operating results for three month periods ended February 28, 2018 and February 28, 2017 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 28,	February 28,
	2018	2017

Revenues	$1,861,700	$16,686
Gross Profit	$56,905	$7,482
Operating Expenses	$1,644,141	$726,200
Other Expenses	$463,588	$253,732
Net Loss	$2,050,824	$972,450

EBITDA	$(1,557,654)	$(527,577)

Revenues and Gross Profits

Sales in the first quarter of 2018 increased to $1,861,700 versus $16,686 in the prior year primarily driven-by private label sports nutrition product sales associated with an established vendor agreement. Gross profit increased to $56,905 or 3.1% of revenues versus $7,482 or 44.8% of revenues in the prior year. We expect product sales and profit contribution to improve significantly over the course of 2018 as commercial efforts gain traction, private label and control label distribution expansion is realized and branded product innovation enters the market.

Operating Expenses

Our operating expenses for the three month periods ended February 28, 2018 and February 28, 2017 are summarized below:

	Three Months Ended February 28,	Three Months Ended February 28,
	2018	2017

Professional Fees	$38,524	$47,732
General & Administrative Expenses	$1,417,264	$447,024
Marketing, Selling & Warehousing Expenses	$108,346	$103,270
Management Salary	$26,000	$21,000
Director's Fees	$22,500	$21,000
Rent	$2,757	$2,007
Royalty	$28,750	$84,167

Operating expenses for the three month period ended February 28, 2018 were $1,644,141 as compared to $726,200 for the comparative period in 2017, an increase of 126.4%.  The increase in our operating expenses was primarily due to increased general and administrative costs which included an increase in options expense of $772,155, as well as marketing and promotional expenses as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2018 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the three month period ended February 28, 2018 increased to $463,588 versus $253,732 in the comparative period in 2017. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2016.

EBITDA

Reported net loss for the three month period February 28, 2018 was $2,050,824 compared to $972,450 in the comparative period in 2017. After deducting interest, depreciation and amortization, EBITDA for the three month period ended February 28, 2018 was ($1,557,654) compared to ($527,577) in 2017. EBITDA included a non-cash option expense of $787,990 for the three month period February 28, 2018 compared to $15,835 in 2017.

Balance Sheet Data

The following table provides selected balance sheets data as at February 28, 2018 and February 28, 2017.

Balance Sheet Data:

	February 28, 2018	February 28, 2017

Cash and cash equivalents	$2,621,750	$823,593
Total assets	$5,570,161	$3,600,963
Total liabilities	$12,986,790	$6,096,489
Stockholders' deficit	$(7,236,629)	$(2,495,526)

During the first quarter of 2018 total assets increased compared to the comparable period in the prior year as a result of the receipt of additional financing in May 2017. Accounts receivable and inventory were also higher.

Strategic Orientation

Our objective is to provide our shareholders with solid returns through strategic investments across multiple consumer product and ingredient platforms. The platforms we are focusing on include:

•	Life science technologies and related products that have applications to a range of consumer products;
•	Nutritional supplements and related consumer goods providing defined benefits to the consumer; and
•	Functional foods and beverages ingredients with defined health and wellness benefits.

We are building our business through strategic investments in high growth early stage consumer brands and functional ingredient platforms within segment/sectors which we believe offer sustainable commercial potential.  We are focused on three core strategies underpinning our objectives:

•	To execute a multi-tier brand, supply-chain and innovation strategy to drive revenue;
•	To aggressively manage an asset light business model to drive our low cost platform; and
•	To drive disciplines leading to increased investor awareness and ability to finance and govern growing operations.

While we have yet to achieve profitability, we are making significant progress against our commercial objectives. We expect revenue and margin to increase as we continue to strengthen distribution partnerships while capitalizing on product innovation, supply-chain optimization and brand equity within our current portfolio.

Liquidity and Capital Resources

Our cash balance at February 28, 2018 was $2,621,750. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months.

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

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016.  On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 for a total investment by the investor of $8,500,000. Under the terms of the securities purchase agreement, the Company has an additional $1,500,000 of available funding. We intend to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $0.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note. Due to the note being convertible to the Company common shares, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $1,366,667 and $1,466,667 respectively and which was recognized as debt discount. As of February 28, 2018, $1,141,690 of debt discount was amortized of which $262,950 was amortized during the current three month period and $878,740 in the prior years. The unamortized discount is $1,691,644 .

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 19, 2018	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Mark Holcombe
By: Mark Holcombe
(President, CFO & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)