Form 10-Q
period 2018-05-31
Trident Brands Inc
filed 2018-07-16
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2018

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

The number of the registrant’s common shares outstanding as of July 16, 2018 was 32,311,887.

TRIDENT BRANDS INCORORATED
FORM 10-Q
For the quarterly period ended May 31, 2018

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of May 31, 2018 and 32,311,887 as of July 16, 2018.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended May 31, 2018 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	May 31, 2018	November 30, 2017
ASSETS

Current Assets
Cash and Cash Equivalents	$2,030,507	$3,143,788
Accounts Receivable, net of allowance of $129,403 and $29,852, respectively	891,850	1,071,576
Inventory	1,552,813	132,951
Prepaid and other current assets	187,929	236,528
Total Current Assets	4,663,099	4,584,843

Fixed Assets-Furniture & Fixtures, net	35,854	40,046
Note Receivable	625,553	617,010
Intangible Assets - Licenses, IP net	775,050	472,875

TOTAL ASSETS	$6,099,556	$5,714,774

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,583,305	$1,388,393
Accrued Liabilities	2,140,901	1,454,770
Total Current Liabilities	3,724,206	2,843,163

Convertible Debt, net of discount $1,907,910 and $1,954,594, respectively	10,392,090	8,845,406

Total Liabilities	14,116,296	11,688,569

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
32,311,887 shares issued and outstanding as of May 31, 2018 and November 30, 2017	32,312	32,312
Additional paid-in capital	9,294,040	7,869,962
Non-Controlling Interest in Subsidiary	(141,641)	(124,649)
Accumulated Deficit	(17,201,451)	(13,751,420)
Total Stockholders' Deficit	(8,016,740)	(5,973,795)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$6,099,556	$5,714,774

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017

Revenues	$1,630,933	$11,302	$3,492,633	$27,989

Cost of Sales	1,517,312	5,911	3,322,107	15,116
Gross Profit	113,621	5,391	170,526	12,873

General & Administrative Expenses	(1,028,030)	(740,474)	(2,672,171)	(1,466,673)
Loss from Operations	(914,409)	(735,083)	(2,501,645)	(1,453,800)

Other Income (Expenses)
Interest Expense, net	(501,790)	(304,958)	(965,378)	(558,690)
Total Other Income (Expenses)	(501,790)	(304,958)	(965,378)	(558,690)

Net Loss	$(1,416,199)	$(1,040,041)	$(3,467,023)	$(2,012,490)

Net loss attributable to Trident	(1,412,836)	(1,030,750)	(3,450,031)	(1,992,437)
Net loss attributable to Non-Controlling Interests	(3,363)	(9,291)	(16,992)	(20,053)

Loss per share - Basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.06)
Weighted average number of common shares outstanding -
Basic and diluted	32,311,887	31,000,000	32,311,887	31,000,000

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows (unaudited)

	Six Months	Six Months
	Ended	Ended
	May 31, 2018	May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,467,023)	$(2,012,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	546,684	272,057
Amortization of license, IP	24,250	150,000
Depreciation expense	4,192	-
Stock options expense	924,078	24,211
Changes in operating assets and liabilities:
Accounts Receivable	179,726	-
Interest Receivable	(8,543)	-
Prepaid expenses	48,599	(86,688)
Inventory	(1,419,862)	(19,224)
Accounts payable and accrued liabilities	681,043	372,891
Cash used in operating activities	(2,486,856)	(1,299,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of Intangible Assets	(126,425)	-
Cash used in investing activities	(126,425)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan payable - third party	-	(200,000)
Proceeds on convertible debt	1,500,000	4,400,000
Cash provided by financing activities	1,500,000	4,200,000

Net change in cash	(1,113,281)	2,900,757

Cash at beginning of period	3,143,788	1,527,624

Cash at end of period	$2,030,507	$4,428,381

NON-CASH TRANSACTIONS
Unpaid intangible asset acquired	$200,000	$-
Beneficial conversion feature	$500,000	$1,466,667

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$20,083

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2018
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

Customer Concentration

The Company has one major customer that accounted for approximately 96.9% and $3,383,956 of sales for the six month period ended May 31, 2018 and 91.1% of the accounts receivable. Two customers accounted for 94.3% and 3.7% of total sales and 82.3% and 16.4% of total accounts receivable as of November 30, 2017.

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

NOTE 3.  LIQUIDITY

On September 26, 2016, the Company completed a long term financing with a non-US institutional investor, receiving proceeds of $4,100,000, $4,400,000 on May 9, 2017 and $1,500,000 on May 16, 2018 through the issuance of secured convertible promissory notes. As of May 31, 2018, the Company had $2,030,507 in cash. We believe that our present financial resources will be sufficient to meet the Company’s obligations and fund our operations at least through the next twelve months from the date these financial statements are issued.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2018
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

The total outstanding stock options as of May 31, 2018 are 4,640,000. The Company used the Black-Scholes model to value the stock options at $1,107,836. For the six months ended May 31, 2018, the Company expensed $924,078 as compensation expense compared to $24,211 in the previous comparable period. Following are the assumptions used for the options that vested immediately and 12 months from the date of issuance: Discount rate 1.60% and 2.10%; Volatility 85.51% and 79.75%; and Term 2.5 and 3.0 years.

The following table represents stock option activity for the six months ended May 31, 2018:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2017	2,025,000	$0.96	1.43
Exercisable - November 30, 2017	2,025,000	$0.96	1.43
Granted	2,615,000	$1.08	4.52
Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding - May 31, 2018	4,640,000	$1.02	2.95
Exercisable - May 31, 2018	3,332,500	$1.03	2.34	$342,067

On December 6, 2017, the Board of Directors authorized the issuance of 250,000 stock options of Brain Armor to Sanitas, LLC, a consultant and founding shareholder of Brain Armor.  The options vest  immediately and are exercisable for a period of five (5) years to purchase common shares of Brain Armor at $0.75 per share.  The total outstanding Brain Armor stock options as of May 31, 2018 are 250,000. The Company used the Black-Scholes model to value the stock options at $95,814.  The assumption used was a discount rate of 1.60%, volatility of 85.51% and term of  2.5 years.

The total outstanding warrants as of May 31, 2018 are 225,000. The exercise price of the warrants are $1.35 with a term of 3 years and vested immediately. The Company used the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the six months ended May 31, 2018:

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2018
(Unaudited)

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2017	225,000	$1.35	1.20
Exercisable - November 30, 2017	-0-
Granted	-0-
Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding – May 31, 2018	225,000	$1.35	0.70

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 6. ACQUISITION OF STREAMPAK

On September 12, 2017 we entered into a Share Purchase Agreement dated September 6, 2017 among our wholly owned subsidiary, Trident Brands International Ltd. (“Trident International”), a Bahamas corporation, StreamPak Ltd. (“StreamPak”), an Anguilla corporation, and the sole shareholder of StreamPak, pursuant to which, in consideration for the payment of $125,000 in cash and 500,000 of our common shares valued at $360,000 based on our stock price on September 6, 2017, Trident International purchased 100% of the issued and outstanding common shares of StreamPak.  As a result of the share purchase StreamPak became a wholly owned subsidiary of Trident International. The acquisition was not deemed an acquisition of a business but rather an acquisition of a finite-lived intangible asset. The total consideration of $485,000 was recognized as an intangible asset related to intellectual property with an estimated useful life of 10 years. As of May 31, 2018, $36,375 was amortized of which $24,250 was amortized during the current six month period and $12,125 in the prior period. The unamortized amount is $448,625.

NOTE 7. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC (“Mycell”) having an aggregate balance due and payable of $511,141 in principal and $77,721 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016 ($170,380), February 5, 2016 ($170,380), and May 19, 2016 ($170,381), bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at May 31, 2018 is $114,412.

NOTE 8. CONVERTIBLE NOTES

On January 29, 2015, the Company entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company’s common stock.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2018
(Unaudited)

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

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $647,888 which was recognized as debt discount. As of May 31, 2018, the full amount of the debt discount has been amortized.

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

On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 and on May 16, 2018 the third tranche of $1,500,000 for a total investment by the investor of $10,000,000.

The Company used the proceeds of the secured convertible note for general working capital purposes including settlement of accounts payable and repayment of mature loans.

In consideration of each advance made by the investor pursuant to the securities purchase agreement, the Company issued to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company and is convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price of $0.60 per share, for an aggregate of up to 16,666,667 shares.

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of May 31, 2018, $1,425,423 of the debt discount was amortized to interest of which $546,684 was amortized during the current six  month period and $878,740 in prior years. The unamortized discount as of May 31, 2018 is $1,907,910.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2018
(Unaudited)

NOTE 9. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000USD cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000USD. The costs incurred to meet these conditions are being charged to intangible assets. As of May 31, 2018, the Company has recorded $326,425 of costs to the asset account. Of this amount $200,000 will be paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the quarter ended May 31, 2018, a payment of $7,200 was made to DSM in connection with this liability.

NOTE 10.  SUBSEQUENT EVENTS

On June 13, 2018, Trident was accepted into the Wal-Mart Supplier finance program with Wells Fargo Bank. The program offers receivables discounting. The interest rate is based on the corresponding LIBOR-90 day rate (currently 2.17%) plus 1.00%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended May 31, 2018 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2017 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to July 16, 2018.

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

All dollar amounts in this MD&A are expressed in thousands of U.S. dollars unless otherwise noted.

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

On June 13, 2018, Trident was accepted into the Wal-Mart Supplier finance program with Wells Fargo Bank. The program offers receivables discounting to cost-effectively accelerate the collection of Accounts Receivable with the benefit of improved cash flow with early payment.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended May 31, 2018 and May 31, 2017.

Our operating results for three month periods ended May 31, 2018 and May 31, 2017 are summarized as follows:

	Three Months Ended	Three Months Ended
	May 31, 2018	May 31, 2017

Revenues	$1,630,933	$11,302
Gross Profit	$113,621	$5,391
Operating Expenses	$1,028,030	$740,474
Other Expenses	$501,790	$304,958
Net Loss	$1,416,199	$1,040,041

Add back:
Interest Expense	$520,178	$304,958
Depreciation	$2,096	$0
Amortization	$12,125	$75,000

EBITDA	$(881,800)	$(660,083)

Revenues and Gross Profits

Sales in the second quarter of 2018 increased to $1,630,933 versus $11,302 in the prior year primarily driven-by private label sports nutrition product sales associated with an established vendor agreement. Gross profit increased to $113,621 or 7.0% of revenues versus $5,391 or 47.7% of revenues in the prior year. We expect product sales and profit contribution to improve significantly over the course of 2018 as commercial efforts gain traction, private label and control label distribution expansion is realized and branded product innovation enters the market.

Operating Expenses

Our operating expenses for the three month periods ended May 31, 2018 and May 31, 2017 are summarized below:

	Three Months Ended	Three Months Ended
	May 31, 2018	May 31, 2017

Professional Fees	$83,637	$44,446
General & Administrative Expenses	$739,461	$394,692
Marketing, Selling & Warehousing Expenses	$97,448	$170,498
Management Salary	$25,500	$21,000
Director's Fees	$22,500	$21,000
Rent	$59,484	$2,588
Royalty	$0	$86,250

Operating expenses for the three month period ended May 31, 2018 were $1,028,030 as compared to $740,474 for the comparative period in 2017, an increase of 38.8%.  The increase in our operating expenses was primarily due to increased general and administrative costs which included an increase in options expense of $127,712, as well as marketing and promotional expenses as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2018 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the three month period ended May 31, 2018 increased to $501,790 versus $304,958 in the comparative period in 2017. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2016.

EBITDA

Reported net loss for the three month period May 31, 2018 was $1,416,199 compared to $1,040,041 in the comparative period in 2017. After deducting interest, depreciation and amortization, EBITDA for the three month period ended May 31, 2018 was ($881,800) compared to ($660,083) in 2017. EBITDA included a non-cash option expense of $136,088 for the three month period May 31, 2018 compared to $8,376 in 2017.

Six Month Periods Ended May 31, 2018 and May 31, 2017

Our operating results for six month periods ended May 31, 2018 and May 31, 2017 are summarized as follows:

	Six Months Ended	Six Months Ended
	May 31, 2018	May 31, 2017

Revenues	$3,492,633	$27,989
Gross Profit	$170,526	$12,873
Operating Expenses	$2,672,171	$1,466,673
Other Expenses	$965,378	$558,690
Net Loss	$3,467,023	$2,012,490

Add back:
Interest Expense	$999,128	$558,690
Depreciation	$4,191	$0
Amortization	$24,250	$150,000

EBITDA	$(2,439,454)	$(1,303,800)

Revenues and Gross Profits

Sales for the first half of 2018 increased to $3,492,633 versus $27,989 in 2017 primarily driven-by private label sports nutrition product sales associated with an established vendor agreement. Gross profit increased to $170,526 or 4.9% of revenues versus $12,873 or 46.0% of revenues in the prior year. We expect product sales and profit contribution to improve significantly over the course of 2018 as commercial efforts gain traction, private label and control label distribution expansion is realized and branded product innovation enters the market.

Operating Expenses

Our operating expenses for the six month periods ended May 31, 2018 and May 31, 2017 are summarized below:

	Six Months Ended	Six Months Ended
	May 31, 2018	May 31, 2017

Professional Fees	$122,160	$92,178
General & Administrative Expenses	$2,156,726	$820,206
Marketing, Selling & Warehousing Expenses	$205,794	$295,277
Management Salary	$51,500	$42,000
Director's Fees	$45,000	$42,000
Rent	$62,241	$4,595
Royalty	$28,750	$170,417

Operating expenses for the six month period ended May 31, 2018 were $2,672,171 as compared to $1,466,673 for the comparative period in 2017, an increase of 82.2%.  The increase in our operating expenses was primarily due to increased general and administrative costs which included an increase in options expense of $899,867, as well as marketing and promotional expenses as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2018 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the six month period ended May 31, 2018 increased to $965,378 versus $558,690 in the comparative period in 2017. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2016.

EBITDA

Reported net loss for the six month period May 31, 2018 was $3,467,023 compared to $2,012,490 in the comparative period in 2017. After deducting interest, depreciation and amortization, EBITDA for the six month period ended May 31, 2018 was ($2,439,454) compared to ($1,303,800) in 2017. EBITDA included a non-cash option expense of $924,078 for the six month period May 31, 2018 compared to $24,211 in 2017.

Balance Sheet Data

The following table provides selected balance sheets data as at May 31, 2018 and May 31, 2017.

Balance Sheet Data:

	May 31, 2018	May 31, 2017

Cash and cash equivalents	$2,030,507	$3,143,788
Total assets	$6,099,556	$5,714,774
Total liabilities	$14,116,296	$11,688,569
Stockholders' (deficit)	$(8,016,740)	$(5,973,795)

During the second quarter of 2018 total assets increased as a result of an increase in intangible assets and inventory.

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

Liquidity and Capital Resources

Our cash balance at May 31, 2018 was $2,030,507. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months.

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

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016.  On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 and on May 16, 2018 the third tranche of funding with proceeds of $1,500,000 for a total investment by the investor of $10,000,000. The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $0.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note. Due to the note being convertible to the Company common shares, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $3,333,334 and was recognized as debt discount. As of May 31, 2018, $1,425,423 of debt discount was amortized to interest of which $546,684 was amortized during the current six month period and $878,740 in prior years. The unamortized discount as of May 31, 2018 is $1,907,910.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 16, 2018	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Mark Holcombe
By: Mark Holcombe
(President, CFO & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)