Form 10-Q
period 2018-08-31
Trident Brands Inc
filed 2018-10-22
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

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

The number of the registrant’s common shares outstanding as of October 15, 2018 was 32,311,887.

TRIDENT BRANDS INCORORATED
FORM 10-Q
For the quarterly period ended August 31, 2018

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of August 31, 2018 and 32,311,887 as of October 15, 2018.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended August 31, 2018 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	August 31,	November 30,
	2018	2017
ASSETS

Current Assets
Cash and Cash Equivalents	$1,352,918	$3,143,788
Accounts Receivable, net of allowance of $95,422 and $29,852, respectively	387,740	1,071,576
Inventory	1,566,986	132,951
Prepaid and other current assets	241,992	236,528
Total Current Assets	3,549,636	4,584,843

Fixed Assets-Furniture & Fixtures, net	33,759	40,046
Note Receivable	638,436	617,010
Intangible Assets - Licenses, IP net	389,643	472,875
Investment in Packaging Innovation Lab	440,542	-

TOTAL ASSETS	$5,052,016	$5,714,774

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,396,438	$1,388,393
Accrued Liabilities	2,552,780	1,454,770
Total Current Liabilities	3,949,218	2,843,163

Convertible Debt, net of discount $1,547,484 and $1,954,594, respectively	10,752,516	8,845,406

Total Liabilities	14,701,734	11,688,569

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
32,311,887 shares issued and outstanding as of August 31, 2018 and November 30, 2017	32,312	32,312
Additional paid-in capital	9,430,128	7,869,962
Non-Controlling Interest in Subsidiary	(157,882)	(124,649)
Accumulated Deficit	(18,954,276)	(13,751,420)
Total Stockholders' Deficit	(9,649,718)	(5,973,795)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,052,016	$5,714,774

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2018	2017	2018	2017

Revenues, net	$1,642,802	$3,277,655	$5,135,435	$3,305,644

Cost of Sales	1,548,962	3,117,150	4,871,069	3,132,266
Gross Profit	93,840	160,505	264,366	173,378

General & Administrative Expenses	(1,278,933)	(908,378)	(3,951,104)	(2,375,051)
Loss from Operations	(1,185,093)	(747,873)	(3,686,738)	(2,201,673)

Other Income (Expenses)
Interest Expense, net	(583,973)	(489,593)	(1,549,351)	(1,048,283)
Total Other Income (Expenses)	(583,973)	(489,593)	(1,549,351)	(1,048,283)

Net Loss	$(1,769,066)	$(1,237,466)	$(5,236,089)	$(3,249,956)

Net loss attributable to Trident	(1,752,825)	(1,228,122)	(5,202,856)	(3,220,558)
Net loss attributable to Non-Controlling Interests	(16,241)	(9,344)	(33,233)	(29,397)

Loss per share - Basic and diluted	$(0.05)	$(0.04)	$(0.16)	$(0.10)
Weighted average number of common shares outstanding -
Basic and diluted	32,311,887	31,000,000	32,311,887	31,000,000

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,236,089)	$(3,249,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	907,110	540,850
Amortization of license, IP	32,333	225,000
Depreciation expense	6,287	-
Stock options expense	1,060,166	24,211
Changes in operating assets and liabilities:
Accounts Receivable	683,836	(608,746)
Interest Receivable	(21,426)	-
Prepaid expenses	71,941	(143,416)
Inventory	(1,434,035)	(43,146)
Accounts payable and accrued liabilities	828,650	1,935,986
Cash used in operating activities	(3,101,227)	(1,319,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	-	(250,000)
Purchase of Fixed Assets	-	(28,029)
Additions of Intangible Assets	(189,643)	-
Cash used in investing activities	(189,643)	(278,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan payable - third party	-	(200,000)
Proceeds on convertible debt	1,500,000	4,400,000
Cash provided by financing activities	1,500,000	4,200,000

Net change in cash and cash equivalents	(1,790,870)	2,602,754

Cash and cash equivalents at beginning of period	3,143,788	1,527,624

Cash and cash equivalents at end of period	$1,352,918	$4,130,378

NON-CASH TRANSACTIONS
Unpaid intangible asset acquired	$200,000	$-
Beneficial conversion feature	500,000	1,466,667
Nonmonetary exchange of Streampak Ltd for investment in Packaging Innovation Lab	440,542	-
Financing of insurance premiums	77,405	-

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$20,083

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2018
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

Customer Concentration

The Company has two major customers that accounted for approximately 92.1% and 4.0% and $4,730,449 and $203,661 of sales for the nine month period ended August 31, 2018 and 52.6% and 19.3% of the accounts receivable, respectively. Two customers accounted for 94.3% and 3.7% of total sales and 82.3% and 16.4% of total accounts receivable for the 12 month period ended November 30, 2017, respectively.

Cost Method Investment

Our cost method investment consists of an investment in a private company in which we do not have the ability to exercise significant influence over its operating and financial activities. The investment is tested for impairment, at least annually, and more frequently upon the occurrences of certain events.

NOTE 3.   LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

As of August 31, 2018, the Company had $1,352,918 in cash. However, the Company has generated losses and has a working capital deficit as of August 31, 2018.The Company has been approved for additional funding from a non US institutional investor of up to a maximum of $10,000,000 to be drawn as required. Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements are issued has been alleviated due to, but not limited to, i) the approval of new financing available to the Company of up to $10,000,000, ii) continued growth of product sales from our current customer base and new customers, iii) introduction of higher margin products; and iv) controlling of our expenses. We believe that our present and available financial resources will be sufficient to meet the Company’s obligations and fund our operations at least through the next twelve months from the date these financial statements are issued.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2018
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

The total outstanding stock options as of August 31, 2018 are 4,640,000. The Company used the Black-Scholes model to value the stock options at $1,107,836. For the nine months ended August 31, 2018, the Company expensed $1,060,166 as compensation expense compared to $24,211 in the previous comparable period. Following are the assumptions used for the options that vested immediately and 12 months from the date of issuance: Discount rate 1.60% and 2.10%; Volatility 85.51% and 79.75%; and Term 2.5 and 3.0 years.

The following table represents stock option activity for the nine months ended August 31, 2018:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2017	2,025,000	$0.96	1.43
Exercisable - November 30, 2017	2,025,000	$0.96	1.43
Granted	2,615,000	$1.08	4.52
Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding - August 31, 2018	4,640,000	$1.02	2.70
Exercisable - August 31, 2018	3,332,500	$1.03	2.09	$-0-

On December 6, 2017, the Board of Directors authorized the issuance of 250,000 stock options of Brain Armor to Sanitas, LLC, a consultant and founding shareholder of Brain Armor.  The options vest immediately and are exercisable for a period of five (5) years to purchase common shares of Brain Armor at $0.75 per share.  The total outstanding Brain Armor stock options as of August 31, 2018 are 250,000. The Company used the Black-Scholes model to value the stock options at $95,814.  The assumption used was a discount rate of 1.60%, volatility of 85.51% and term of  2.5 years.

The total outstanding warrants as of August 31, 2018 are 225,000. The exercise price of the warrants are $1.35 with a term of 3 years and vested immediately. The Company used the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate .9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the nine months ended August 31, 2018:

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2018
(Unaudited)

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2017	225,000	$1.35	1.20

Exercisable - November 30, 2017	-0-
Granted	-0-
Exercised or Vested	-0-

Cancelled or Expired	-0-

Outstanding – August 31, 2018	225,000	$1.35	0.45

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 6. ACQUISITION OF STREAMPAK / INVESTMENT IN PACKAGING INNOVATION LAB

On September 12, 2017 we entered into a Share Purchase Agreement dated September 6, 2017 among our wholly owned subsidiary, Trident Brands International Ltd. (“Trident International”), a Bahamas corporation, StreamPak Ltd. (“StreamPak”), an Anguilla corporation, and the sole shareholder of StreamPak, pursuant to which, in consideration for the payment of $125,000 in cash and 500,000 of our common shares valued at $360,000 based on our stock price on September 6, 2017, Trident International purchased 100% of the issued and outstanding common shares of StreamPak.  As a result of the share purchase StreamPak became a wholly owned subsidiary of Trident International. The acquisition was not deemed an acquisition of a business but rather an acquisition of a finite-lived intangible asset. The total consideration of $485,000 was recognized as an intangible asset related to intellectual property with an estimated useful life of 10 years. As of July 31, 2018, $44,458 was amortized of which $32,333 was amortized during the current 9 month period and $12,125 in the prior period. The unamortized amount is $440,542.

On July 31, 2018, our wholly owned subsidiary, Trident International, entered into a Stock Purchase Agreement with Packaging Lab SAS (“Packaging Lab”), whereby Trident International sold all of the issued and outstanding ordinary shares of StreamPak, a wholly owned subsidiary of Trident International, to Packaging Lab in consideration of 1,000 common shares representing 10% of fully diluted shares in Packaging Innovation Lab. The investment in Packaging Lab was recorded using the cost method of accounting. The Company elected to measure the nonmonetary transaction based on the recorded amount of StreamPak using the guidance of ASC No. 845 “Non Monetary Transactions” since it was determined that the transaction lacked commercial substance.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2018
(Unaudited)

NOTE 7. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC (“Mycell”) having an aggregate balance due and payable of $511,141 in principal and $77,721 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016 ($170,380), February 5, 2016 ($170,380), and May 19, 2016 ($170,381), bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at August 31, 2018 is $127,295.

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

Due to the note being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $647,888 which was recognized as debt discount. As of August 31, 2018, the full amount of the debt discount has been amortized.

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
August 31, 2018
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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of August 31, 2018, $1,785,850 of the debt discount was amortized to interest of which $907,110 was amortized during the current nine  month period and $878,740 in prior years. The unamortized discount as of August 31, 2018 is $1,547,484.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

NOTE 9. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000USD cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000USD. The costs incurred to meet these conditions are being charged to intangible assets. As of August 31, 2018, the Company has recorded $389,643 of costs to the asset account. Of this amount $200,000 will be paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the nine months ended August 31, 2018, payments of $15,120 were made to DSM in connection with this liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended August 31, 2018 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2017 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to October 22, 2018.

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

On July 31, 2018, our wholly owned subsidiary, Trident International, entered into a Stock Purchase Agreement with Packaging Lab SAS (“Packaging Lab”), whereby Trident International sold all of the issued and outstanding ordinary shares of StreamPak, a wholly owned subsidiary of Trident International, to Packaging Lab in consideration of 1,000 common shares representing 10% of fully diluted shares in Packaging Innovation Lab. The investment in Packaging Lab was recorded using the cost method of accounting.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended August 31, 2018 and August 31, 2017.

Our operating results for three month periods ended August 31, 2018 and August 31, 2017 are summarized as follows:

	Three Months Ended	Three Months Ended
	August 31, 2018	August 31, 2017

Revenues, net	$1,642,802	$1,642,801
Gross Profit	$93,840	$93,839
Operating Expenses	$1,278,933	$1,278,932
Other Expenses	$583,973	$583,973
Net Loss	$1,769,066	$1,769,067

Add back:
Interest Expense	$601,582	$489,593
Depreciation	$2,095	$-0-
Amortization	$8,083	$75,000

EBITDA	$(1,157,306)	$(672,873)

Revenues and Gross Profits

Sales in the third quarter of 2018 decreased to $1,642,802 versus $3,277,655 in the prior year. The decrease is attributable to higher than typical sales volume in the prior year period relating to private label sports nutrition initial fill inventory and launch promotions associated with a new supply agreement.  Gross profit decreased to $93,840 versus $160,505 with modest margin improvement in the period to 5.7% of revenues versus 4.9% of revenues in the prior year attributable to the market introduction of higher margin items. Management expects profit contribution to improve significantly over the final quarter of 2018 as commercial efforts gain traction with established control label volume growth and branded product innovation market expansion.

Operating Expenses

Our operating expenses for the three month periods ended August 31, 2018 and August 31, 2017 are summarized below:

	Three Months Ended	Three Months Ended
	August 31, 2018	August 31, 2017

Professional Fees	$56,736	$41,618
General & Administrative Expenses	$841,325	$461,330
Marketing, Selling & Warehousing Expenses	$289,422	$274,254
Management Salary	$25,500	$21,000
Director's Fees	$22,500	$21,000
Rent	$43,450	$2,926
Royalty	$-0-	$86,250

Operating expenses for the three month period ended August 31, 2018 were $1,278,933 as compared to $908,378 for the comparative period in 2017, an increase of 40.8%.  The increase in our operating expenses was primarily due to increased general and administrative costs which included an increase in options expense of $136,088 as well as marketing and promotional expenses as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2018 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the three month period ended August 31, 2018 increased to $583,973 versus $489,593 in the comparative period in 2017. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2016.

EBITDA

Reported net loss for the three month period August 31, 2018 was $1,769,066 compared to $1,237,466 in the comparative period in 2017. After deducting interest, depreciation and amortization, EBITDA for the three month period ended August 31, 2018 was ($1,157,306) compared to ($672,873) in 2017. EBITDA included a non-cash option expense of $136,088 for the three month period August 31, 2018 compared to $0 in 2017.

Nine Month Periods Ended August 31, 2018 and August 31, 2017

Our operating results for nine month periods ended August 31, 2018 and August 31, 2017 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	August 31, 2018	August 31, 2017

Revenues	$5,135,435	$3,305,644
Gross Profit	$264,366	$173,378
Operating Expenses	$3,951,104	$2,375,051
Other Expenses	$1,549,351	$1,048,283
Net Loss	$5,236,089	$3,249,956

Add back:
Interest Expense	$1,600,710	$1,048,283
Depreciation	$6,287	$-0-
Amortization	$32,333	$225,000

EBITDA	$(3,596,759)	$(1,976,673)

Revenues and Gross Profits

Sales for the first nine months of 2018 increased to $5,135,435 versus $3,305,644 in 2017 primarily driven-by private label product sales associated with an established vendor agreement, but further supported by growth in control label volume growth and branded product innovation market expansion. Gross profit increased to $264,366 or 5.1% of revenues versus $173,378 or 5.2% of revenues in the prior year. Management expects profit contribution to improve significantly over the final quarter of 2018 as commercial efforts gain traction with established control label volume growth and branded product innovation market expansion.

Operating Expenses

Our operating expenses for the nine month periods ended August 31, 2018 and August 31, 2017 are summarized below:

	Nine Months Ended	Nine Months Ended
	August 31, 2018	August 31, 2017

Professional Fees	$179,346	$133,796
General & Administrative Expenses	$2,996,993	$1,281,536
Marketing, Selling & Warehousing Expenses	$495,216	$569,531
Management Salary	$77,000	$63,000
Director's Fees	$67,500	$63,000
Rent	$106,299	$7,521
Royalty	$28,750	$256,667

Operating expenses for the nine month period ended August 31, 2018 were $3,951,104 as compared to $2,375,051 for the comparative period in 2017, an increase of 66.4%.  The increase in our operating expenses was primarily due to increased general and administrative costs which included an increase in options expense of $1,035,955, as well as marketing and promotional expenses as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2018 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the nine month period ended August 31, 2018 increased to $1,549,351 versus $1,048,283 in the comparative period in 2017. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2016.

EBITDA

Reported net loss for the nine month period August 31, 2018 was $5,236,089 compared to $3,249,956 in the comparative period in 2017. After deducting interest, depreciation and amortization, EBITDA for the nine month period ended August 31, 2018 was ($3,596,759) compared to ($1,976,673) in 2017. EBITDA included a non-cash option expense of $1,060,166 for the nine month period August 31, 2018 compared to $24,211 in 2017.

Balance Sheet Data

The following table provides selected balance sheets data as at August 31, 2018 and August 31, 2017.

Balance Sheet Data:
	August 31, 2018	August 31, 2017

Cash and cash equivalents	$1,352,918	$4,130,378
Total assets	$5,052,016	$7,755,321
Total liabilities	$14,701,734	$11,053,311
Stockholders' (deficit)	$(9,649,718)	$(3,297,990)

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

Liquidity and Capital Resources

Our cash balance at August 31, 2018 was $1,352,918. The Company has been approved for additional funding from a non US institutional investor of up to a maximum of $10,000,000 to be drawn as required. Management believes the current and funds available to the company will be sufficient to fund our operations for the next twelve months as of the date these financial statements are issued.

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

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor   pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000.  Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016.  On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 and on May 16, 2018 the third tranche of funding with proceeds of $1,500,000 for a total investment by the investor of $10,000,000. The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, settlement of accounts payable and repayment of mature loans. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we will issue to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note will be secured in first priority against the present and after acquired assets of the Company, and will be convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $0.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note. Due to the note being convertible to the Company common shares, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature was $3,333,334 and was recognized as debt discount. As of August 31, 2018, $1,785,850 of debt discount was amortized to interest of which $907,110 was amortized during the current nine month period and $878,740 in prior years. The unamortized discount as of August 31, 2018 is $1,547,484.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 22, 2018	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Mark Holcombe
By: Mark Holcombe
(President, CFO & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)