Form 10-K
period 2018-11-30
Trident Brands Inc
filed 2019-03-15
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of March 15, 2019, the registrant had 32,311,887 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of March 15, 2019.

TRIDENT BRANDS INCORPORATED
FORM 10-K
For the year ended November 30, 2018

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended November 30, 2018 (“Form 10-K”) to the “Company”, “we”, “us”, “our”, “Trident” and “Trident Brands” or similar words and phrases are to Trident Brands Incorporated and its subsidiaries, taken together.

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

The Company maintains a compelling portfolio of branded consumer products in the functional nutrition and dietary supplement categories under the Brain Armor® and P2N Peak Performance Nutrition® trademarks, and provides a range of private label sports nutrition items to major retailer accounts. Our products are focused on high growth category segments including performance nutrition and brain health, supported by an established contract manufacturing supply chain, strong research and development infrastructure and a solid and proactive management team, board of directors and business advisors with many years of senior experience in related fields

Corporate Legal Structure and Related Matters

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of November 30, 2018 and 32,311,887 as of March 15, 2019.

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

On February 15, 2017, we entered into a Letter of Intent (the “LOI”) with The Activation Group, Inc. (“TAG”), an integrated marketing and advertising agency incorporated in Ontario, Canada.  Pursuant to the LOI, we sought to enter into a definitive agreement to purchase all the issued and outstanding common shares of The Activation Group in consideration for a purchase price consisting of $200,000 cash, and $800,000 payable in common shares of Trident.  The cash consideration was inclusive of a $100,000 deposit paid to The Activation Group upon execution of the LOI, and $100,000 payable upon closing a definitive agreement. Stock payments were to be payable in four $200,000 installments, subject to the achievement of earnings targets.  The agreement has been subsequently terminated.  The Company hired the people from TAG directly. The $100,000 deposit was used to pay signing bonuses for the TAG employees the Company hired.
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

During fiscal 2016 and 2017, Trident advanced approximately $478,539 and $886,999, respectively, in working capital loans with an interest rate of 6% per annum to its 85% owned and controlled subsidiary, Bran Armor Inc.  As at December 1st 2017 Brain Armor owed an aggregate of  $1,394,251 to the Company in respect of the advances.  On December 1, 2017, the boards of directors of Trident and Brain Armor approved the settlement of the inter-company debt by the issuance to Trident of 1,859,001 common shares of Brain Armor at the price of $0.75 per share.  As a result of the settlement, Trident now owns approximately 94.82% of Brain Armor’s issued and outstanding securities.

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

Key Developments in Fiscal 2018 and Fiscal 2019 to the Date of this Report

Effective December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC. Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident.
Effective December 31, 2017, Trident exercised an option to terminate the Trademark License Agreement with Everlast World’s Boxing Headquarters Corp. and International Brand Management Limited (IBML). This strategic decision will allow Trident to focus resources on higher-potential portfolio opportunities. On January 17, 2019, Everlast World’s Boxing Headquarters Corp. (“Everlast”) filed a civil lawsuit against the Company and other defendants (see Legal Proceedings section).

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

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement pursuant to which the Company has agreed to issue to Fengate an additional convertible promissory (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions.  Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate.  Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement.  The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date.   The 2018 Convertible Note will mature on November 30, 2019, provided that Fengate may unilaterally postpone the maturity date to May 31, 2020.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780.

On March 11, 2019, each convertible note including the 2018 Convertible Note disclosed in Note 9 to the consolidated financial statements were amended to extend the maturity dates to May 31, 2020.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

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

Brands

Brain Armor®

In March 2015, we acquired, through a licensing agreement, the exclusive global rights to Brain Armor®, a plant-based Omega-3 dietary supplement formulated to improve cognitive health and well-being. In December 2017, we purchased the Brain Armor® trademark and reformulated Brain Armor® dietary supplements with a proprietary blend of active ingredients clinically-proven to support neuro-nutrition at every stage of life.

P2N Peak Performance Nutrition®

In October 2017, Trident Sports Nutrition developed the P2N Peak Performance Nutrition brand as a control label range for a leading US eCommerce customer. The P2N brand encompasses a full-range of active nutrition products delivering high quality ingredients and proven formulas to support mass-market fitness goals.

Control (or Private) Label

In April 2017, we entered into a vendor agreement to formulate and supply whey protein powder under a private label to a leading mass retail customer.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of November 30, 2018 the following trademarks have been registered or applications filed on behalf of Trident Brands Incorporated or operating subsidiaries of Trident Brands Incorporated:

Country	Title	Device	Official No.	Application Date	Case Status	Owner

Australia	BRAIN ARMOR		1818703	04-Jan-2017	Registered	Brain Armor Inc.
Canada	BRAIN ARMOR Logo		1,870,806	01-Dec-2017	Application Filed	Brain Armor Inc.
China	BRAIN ARMOR		22604683	13-Jan-2017	Application Filed	Brain Armor Inc.
China	BRAIN ARMOR		22909187	23-Feb-2017	Application Filed	Brain Armor Inc.
China	BRAIN ARMOR in Chinese Characters		22741430	25-Jan-2017	Awaiting Further Action or Approval	Brain Armor Inc.
China	BRAIN ARMOR in Chinese Characters		22741429	25-Jan-2017	Awaiting Further Action or Approval	Brain Armor Inc.

Country	Title	Device	Official No.	Application Date	Case Status	Owner

European Union Trademark	BRAIN ARMOR		016227605	04-Jan-2017	Application Filed	Brain Armor Inc.
U.S.A.	BRAIN ARMOR FOCUS FIX		87/644,654	13-Oct-2017	Official Action Received	Brain Armor Inc.
U.S.A.	BRAIN ARMOR Logo		87/705,173	01-Dec-2017	Official Action Received	Brain Armor Inc.
U.S.A.	FOCUS FIX		87/644,666	13-Oct-2017	Official Action Received	Brain Armor Inc.
United Kingdom	BRAIN ARMOR		UK00003204840	04-Jan-2017	Registered	Brain Armor Inc.
U.S.A.	P2N PEAK PERFORMANCE NUTRITION		87/626,644	28-Sep-2017	Official Action Received	Trident Brands Incorporated
U.S.A.	P2N PEAK PERFORMANCE NUTRITION & Design		87/626,631	28-Sep-2017	Official Action Received	Trident Brands Incorporated
U.S.A.	WELLGEL		87/672,915	06-Nov-2017	Application Filed	Trident Brands Incorporated
Bahamas	BAHAMIAN RAIN		42002	15-Aug-2017	Application Filed	Trident Brands International Ltd.
Bahamas	CARIBBEAN RAIN		42003	15-Aug-2017	Application Filed	Trident Brands International Ltd.
Bahamas	EVOLUTION2			28-Aug-2017	Application Filed	Trident Brands International Ltd.
Bahamas	LOTTERY WATER			10-Nov-2017	Application Filed	Trident Brands International Ltd.
Bahamas	LOTTO WATER			10-Nov-2017	Application Filed	Trident Brands International Ltd.
Haiti	LOTTERY WATER		1290-M	15-Nov-2017	Application Filed	Trident Brands International Ltd.
Haiti	LOTTO WATER		1292-M	15-Nov-2017	Application Filed	Trident Brands International Ltd.
U.S.A.	BAHAMIAN RAIN		87/562,266	09-Aug-2017	Application Advertised	Trident Brands International Ltd.
U.S.A.	CARIBBEAN RAIN		87/562,264	09-Aug-2017	Application Advertised	Trident Brands International Ltd.

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

We have yet to establish a history of profitable operations and, as at November 30, 2018, have an accumulated deficit of $22,025,441, realized since our inception on November 5, 2007.  Early in the prior years we have generated only nominal revenues since our inception and thus have incurred operating losses.  Our profitability will require the successful commercialization and sales of our planned products at acceptable margins. We may not be able to successfully achieve any of these requirements.

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

Item 3. Legal Proceedings

On January 11, 2019, the Company filed a lawsuit against Everlast World’s Boxing Headquarters Corp. (“Everlast”). This action involves Everlast’s deceptive attempts to prevent the Company from exercising its right to terminate a License Agreement between the parties pursuant to which Trident had the right to market certain Everlast-branded products. In reliance on both Everlast’s promises to modify the royalty structure under the License agreement to support Trident’s changes to the business model for marketing and selling Everlast-branded products, the Company refrained from terminating the hugely unprofitable License Agreement. However, unbeknownst to the Company, Everlast had no intent of honoring its promises, intending only to deceptively induce Trident to continue incurring minimum royalties after the Company had informed Everlast that the business model was broken and should be discontinued. Everlast pretended to support restructuring of the business model and royalty structure to induce the Company to continue paying royalties rather than terminate the License Agreement altogether. During that time, Trident also expended further capital to develop, market and sell Everlast-branded products when in truth Everlast had no intention of supporting a modified royalty structure. If Trident had known that Everlast had no intention of actually right-sizing the royalty structure under the License Agreement, Trident would have terminated the License Agreement and stopped throwing good money after bad. Trident now brings this suit to enforce Everlast’s promises and recover for Everlast’s fraudulent failure to disclose the truth and wrongful actions.

On January 17, 2019, Everlast World’s Boxing Headquarters Corp. (“Everlast”) filed a counter civil lawsuit against the Company and other defendants. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. The case is at an early stage, and the defendants (including the Company) have not yet appeared or answered in the case.

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

As of November 30, 2018, we had 32,311,887 Shares of $0.001 par value common stock issued and outstanding held by 48 shareholders of record.

Of the 32,311,887 shares of common stock outstanding as of November 30, 2018, 8,441,724 shares are owned by Anthony Pallante, CEO and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Securities authorized for issuance under equity compensation plans

As of November 30, 2018, we have issued the following securities under our 2013 Stock Option Plan:

	Name and Position	Number of Options	Date of Grant	Exercise Price		Expiration	Vesting from date of Grant

1.	Michael Browne (former President, CFO, Treasurer and Secretary), Brand Director	375,000 125,000 125,000	May 5, 2014 Nov 30, 2015 Nov 30, 2015	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months August 2016 August 2017

2.	Donald MacPhee (former President & CEO, Director, Chair of the Audit Committee and member of the Corporate Governance Committee)	100,000 100,000 100,000	May 5, 2014 May 5, 2014 May 5, 2014	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months

3.	Scott Chapman Director, Chair of Corporate Governance Committee	100,000 100,000 100,000 150,000 150,000	May 5, 2014 May 5, 2014 May 5, 2014 Dec 6, 2017 Dec 6, 2017	$ $ $ $ $	0.75 1.00 1.50 0.85 1.00	May 5, 2019 May 5, 2019 May 5, 2019 Dec 6, 2022 Dec 6, 2022	12 months 24 months 36 months Immediate 12 months

4.	Mark Holcombe President, CFO, Director, Chairman of the Compensation Committee	100,000 100,000 100,000 150,000 150,000	May 5, 2014 May 5, 2014 May 5, 2014 Dec 6, 2017 Dec 6, 2017	$ $ $ $ $	0.75 1.00 1.50 0.85 1.00	May 5, 2019 May 5, 2019 May 5, 2019 Dec 6, 2022 Dec 6, 2022	12 months 24 months 36 months Immediate 12 months

5.	Peter Salvo Controller	50,000 50,000 50,000 75,000 75,000	May 5, 2014 May 5, 2014 May 5, 2014 Dec 6, 2017 Dec 6, 2017	$ $ $ $ $	0.75 1.00 1.50 0.85 1.00	May 5, 2019 May 5, 2019 May 5, 2019 Dec 6, 2022 Dec 6, 2022	12 months 24 months 36 months Immediate 12 months

6.	Anthony Pallante CEO, Director, Chairman of the Board	375,000 375,000	Dec 6, 2017 Dec 6, 2017	$ $	0.85 1.00	Dec 6, 2022 Dec 6, 2022	Immediate 12 months

7.	Brad Caistor	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$ $	0.85 1.00	Dec 6, 2022 Dec 6, 2022	Immediate 12 months

8.	Mark Cluett	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$ $	0.85 1.00	Dec 6, 2022 Dec 6, 2022	Immediate 12 months

9.	Nick Pili	75,000 75,000	Dec 6, 2017 Dec 6, 2017	$ $	0.85 1.00	Dec 6, 2022 Dec 6, 2022	Immediate 12 months

10.	Alan Jones	75,000 75,000	Dec 6, 2017 Dec 6, 2017	$ $	0.85 1.00	Dec 6, 2022 Dec 6, 2022	Immediate 12 months

11.	Brian Rola	75,000 75,000	Dec 6, 2017 Dec 6, 2017	$ $	0.85 1.00	Dec 6, 2022 Dec 6, 2022	Immediate 12 months

12.	Landon McCluskey	16,250 16,250	Dec 6, 2017 Dec 6, 2017	$ $	0.85 1.00	Dec 6, 2022 Dec 6, 2022	Immediate 12 months

13.	Tony Haddeman	16,250 16,250	Dec 6, 2017 Dec 6, 2017	$ $	0.85 1.00	Dec 6, 2022 Dec 6, 2022	Immediate 12 months

14.	Robert Campbell Special Advisor	116,666 116,667 116,667	May 5, 2014 May 5, 2014 May 5, 2014	$ $ $	0.75 1.00 1.50	May 5, 2019 May 5, 2019 May 5, 2019	12 months 24 months 36 months
	Total:	4,640,000

Section 16(a)

Based solely upon a review of Forms 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2018.

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

Revenue Recognition

We recognize revenue at the time of delivery of the product and when all of the following have occurred:  a sales agreement is in place; price is fixed or determinable; and collection is reasonably assured. Agreed trading terms with customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

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

Results of Operations for the Fiscal Years Ended November 30, 2018 and November 30, 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal years ended November 30, 2018 and 2017.

Our operating results for years ended November 30, 2018 and 2017 are summarized as follows:

	Year Ended	Year Ended
	November 30,	November 30,
	2018	2017

Revenues	$5,655,431	$4,743,421
Gross Profit	$347,929	$95,399
Operating Expenses	$6,152,660	$3,323,369
Impairment Loss	$440,542	2,125,000
Other Expenses	$2,175,098	$1,521,211
Net Loss	$8,420,371	$6,874,181
EBITDA	$(5,764,015)	$(2,902,637)

Revenues and Gross Profits

While still in the early stages of commercialization, our revenues increased 19% in 2018 to $5,655,431 versus $4,743,421 in the prior year. Revenue growth was primarily attributed to our Trident Sports Nutrition operating subsidiary, associated with a private label supply agreement with a major US-based mass retailer. Gross Profit also increased in 2018 to $347,929 or 6.2% of revenues versus $95,399 or 2.0% of revenues in the prior year. The improvement in margin percentage reflects initial market commercialization of both Brain Armor® and P2N Peak Performance Nutrition® branded products.

Operating Expenses

Our operating expenses for the years ended November 30, 2018 and 2017 are outlined in the table below:

	2018	2017

Professional Fees	$518,086	$177,897
General & Administrative Expenses	$4,396,801	$1,964,280
Marketing, Selling & Warehousing Expenses	$866,598	$647,982
Management Salary	$102,500	$90,000
Director's Fees	$90,000	$90,000
Rent	$149,925	$10,293
Royalty Fees	$28,750	$342,917

Operating expenses for the year ended November 30, 2018 were $6,152,660 as compared to $3,323,369 for the comparative period in 2017, an increase of 85.1%.  The increase in our operating expenses is primarily due to increased general and administrative costs as we invest in the operational infrastructure necessary to build out our organization to support current and future growth. Significant increases were in non-cash options expense of $1,194,775, non-cash provision of bad debts of $617,010 and legal expenses of $430,983.

The Company incurred an impairment loss of $440,542 in 2018 as a result of writing off the cost method investment in Packaging Labs and $2,125,000 in 2017 as a result of writing off the book value of the Oceans Omega LLC license.

Other Expenses

Other expenses for the year ended November 30, 2018 were $2,175,098 versus $1,521,211 in the comparative period in 2017, an increase of 43.0%. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible note entered into in 2017.

EBITDA

Reported net loss for the year ended November 30, 2018 was $8,420,371 compared to $6,874,181 in the comparative period in 2017. After deducting non-cash amounts of interest, depreciation and amortization including impairment loss, EBITDA for the year ended November 30, 2018 was ($5,764,015) compared to ($2,902,637) in 2017.

Liquidity and Capital Resources

Our cash and cash equivalents balance at November 30, 2018 was $3,133,303. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months from the date the financial statements are issued.

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

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement pursuant to which the Company has agreed to issue to Fengate an additional convertible promissory (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions.  Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate.  Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement.  The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date.   The 2018 Convertible Note will mature on November 30, 2019, provided that Fengate may unilaterally postpone the maturity date to May 31, 2020.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

On March 11, 2019, each convertible note including the 2018 Convertible Note disclosed in Note 9 to the consolidated financial statements were amended to extend the maturity dates to May 31, 2020.

Plan of Operation

Cash Requirements

Over the next 12 months we intend to carry on business as a food and nutritional products company. We anticipate that we will incur the following cash operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)

Professional fees	90,000
Consulting/Advisor fees	300,000
Management Salary/Personal Services	1,750,000
Sales, Travel and Marketing	1,700,000
Other general administrative expenses	500,000
Rent	160,000
Total	4,500,000

We will require net funds of approximately $4,500,000 over the next twelve months to operate our business. We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

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

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below in “Management’s Internal Control Over Financial Reporting”. However, the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of November 30, 2018, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of November 30, 2018 and identified the following material weaknesses:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position

Anthony Pallante(1)	61	Chief Executive Officer, Director and Chair of the Board of Directors.

Mark Holcombe(2)	47	President, CFO, Director and Chair of the Compensation Committee.

Mark Cluett(3)	48	Chief Operating Officer

Scott Chapman(4)	55	Director, Chair of the Audit Committee and Chair of the Corporate Governance Committee

Peter Salvo(5)	64	VP Finance, Controller and Secretary .

(1)	Anthony Pallante was appointed CEO, Director and Chair of the Board of Directors on December 2, 2016.
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

Mr. Salvo is a Chartered Professional Accountant (CPA, CMA), received his Certified Management Accountant designation in 1985 and holds a bachelor degree in commerce from McMaster University.

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

Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total

Anthony Pallante,	2018	0	$3,750	0	$317,735	0	0	$216,000	$537,485
Director & CEO	2017	0	$0	0	$0	0	0	$216,000	$216,000

Mark Holcombe,	2018	0	$3,000	0	$127,094	0	0	$188,000	$318,094
Director, President	2017	0	$0	0	$0	0	0	$144,000	$144,000
& CFO

Mark Cluett, COO	2018	0	$1,250	0	$127,094	0	0	$152,000	$280,344
	2017	0	$0	0	$0	0	0	$121,000	$121,000

Scott Chapman,	2018	0	0	0	$127,094	0	0	$24,000	$151,094
Director	2017	0	0	0	$0	0	0	$24,000	$24,000

Peter	2018	0	$2,000	0	$63,547	0	0	$96,000	$161,547
Salvo,	2017	0	$0	0	$0	0	0	$78,000	$78,000
Controller

Our officers and directors have written service contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, of which no options were issued in 2018, there are presently no personal benefits available to our officers and directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Anthony Pallante	$24,000	0	$317,735	0	0	$195,750	$537,485

Mark Holcombe	$24,000	0	$127,094	0	0	$167,000	$318,094

Scott Chapman	$24,000	0	$127,094	0	0	0	$151,094

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors
Anthony Pallante	Common Stock	8,441,724	26.13%
Mark Holcombe	Common Stock	500,000	1.55%
Scott Chapman	Common Stock	400,000	1.24%
Mark Cluett	Common Stock	52,000	.16%
All officers and directors as a group	Common stock, $0.001 par value	9,393,724	29.07%

5%+ Security Holders
2373539 Ontario Inc	Common Stock	3,000,000	9.28%
Francesca Pallante	Common Stock	3,000,000	9.28%
Fengate Trident GP Inc	Common Stock	2,000,000	6.19%
All 5%+ Security Holders	Common stock, $0.001 par value	8,000,000	24.76%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Percentage of shares outstanding is calculated based on total shares outstanding as at March 15, 2019 of 32,311,887. This total does not include outstanding warrants or options of the Company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since the beginning of the November 30, 2018 fiscal year, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Mark Holcombe

Our company rents office space from Mr. Holcombe for $750 per month.

Promoters and Certain Control Persons

Mark Holcombe, who is one of three directors of our company, was our only promoter in the past five fiscal years. Mr. Holcombe has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter. However, he holds 500,000 or approximately 1.55% of our issued and outstanding common shares.  Additionally, Mr. Holcombe receives fees for his service on our Board of Directors plus fees as a contracted service provider for the Company.  As of November 30, 2018 Mr. Holcombe also has the following options:

Number of Options	Date of Grant	Exercise price	Expiration	Vesting from date of Grant

100,000	May 5, 2014	$0.75	May 5, 2019	12 months
100,000	May 5, 2014	$1.00	May 5, 2019	24 months
100,000	May 5, 2014	$1.50	May 5, 2019	36 months
150,000	Dec 6, 2017	$0.85	Dec 6, 2022	Immediate
150,000	Dec 6, 2017	$1.00	Dec 6, 2022	12 months

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

Item 14. Principal Accountant Fees and Services

The total fees charged to the company for audit services were $58,500 and for other services were $Nil during the year ended November 30, 2018.

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

March 15, 2019	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(CEO, Director & Chair of the Board)

/s/ Mark Holcombe
By: Mark Holcombe
(President, CFO & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Trident Brands Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trident Brands Incorporated and its subsidiaries (collectively, the “Company”) as of November 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2015.
Houston, Texas
March 15, 2019

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets

	As of	As of
	November 30,	November 30,
	2018	2017
ASSETS

Current Assets
Cash and Cash Equivalents	$3,133,303	$3,143,788
Accounts Receivable, net of allowance of $32,383 and $29,852, respectively	357,492	1,071,576
Inventory	2,055,063	132,951
Prepaid and other current assets	123,599	236,528
Total Current Assets	5,669,457	4,584,843

Fixed Assets-Furniture & Fixtures, net	31,663	40,046
Note Receivable, net of allowance of $617,010 and $0, respectively	-	617,010
Intangible Assets, net	393,580	472,875

TOTAL ASSETS	$6,094,700	$5,714,774

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,289,833	$1,388,393
Accrued Liabilities	2,994,453	1,454,770
Derivative Liability	892,000	-
Total Current Liabilities	5,176,286	2,843,163

Convertible Debt, net of discount $2,082,975 and $1,954,594, respectively	13,617,805	8,845,406

Total Liabilities	18,794,091	11,688,569

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
32,311,887 shares issued and outstanding as of November 30, 2018 and November 30, 2017	32,312	32,312
Additional paid-in capital	9,564,737	7,869,962
Non-Controlling Interest in Subsidiary	(170,999)	(124,649)
Accumulated Deficit	(22,125,441)	(13,751,420)

Total Stockholders' Deficit	(12,699,391)	(5,973,795)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$6,094,700	$5,714,774

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2018	2017

Revenues, net	$5,655,431	$4,743,421
Cost of Sales	5,307,502	4,648,022
Gross Profit	347,929	95,399

General & Administrative Expenses	(6,152,660)	(3,323,369)
Impairment Loss	(440,542)	(2,125,000)
Loss from Operations	(6,245,273)	(5,352,970)

Other Income (Expenses)
Interest Expense, net	(2,175,098)	(1,521,211)
Total Other Income (Expenses)	(2,175,098)	(1,521,211)

Net Loss	$(8,420,371)	$(6,874,181)

Net loss attributable to Trident	(8,374,021)	(6,815,318)
Net loss attributable to Non-Controlling Interests	(46,350)	(58,863)

Loss per share - Basic and diluted	$(0.26)	$(0.22)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	31,295,756

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders' Deficit
From the years ended November 30, 2018 and 2017

		Common	Additional
	Common	Stock	Paid-in	Accumulated	Non-Conrolling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2016	31,000,000	$31,000	$5,431,976	$(6,936,102)	$(65,786)	$(1,538,912)

Beneficial Conversion Feature on Convertible Debt	-	-	1,466,667	-	-	1,466,667
Shares issued for Acquisition of Streampak Ltd	500,000	500	359,500	-	-	360,000
Shares issued for Purchase of Note Receivable	811,887	812	604,855	-	-	605,667
Stock Options Expenses	-	-	6,964	-	-	6,964
Net loss, November 30, 2017	-	-	-	(6,815,318)	(58,863)	(6,874,181)

Balance, November 30, 2017	32,311,887	$32,312	$7,869,962	$(13,751,420)	$(124,649)	$(5,973,795)

Beneficial Conversion Feature on Convertible Debt	-	-	500,000	-	-	500,000
Stock Options Expenses	-	-	1,194,775	-	-	1,194,775
Net loss, November 30, 2018	-	-	-	(8,374,021)	(46,350)	(8,420,371)

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,420,371)	$(6,874,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,263,619	806,721
Amortization of license, IP	32,333	312,125
Depreciation expense	8,383	1,864
Impairment Loss	440,542	2,125,000
Stock options expense	1,194,775	6,964
Provision for bad debts on note receivable	617,010	-
Changes in operating assets and liabilities:
Accounts Receivable	714,084	(1,018,523)
Interest Receivable	-	(11,343)
Prepaid expenses	190,334	(169,196)
Inventory	(1,922,112)	98,270
Accounts payable and accrued liabilities	1,213,398	2,305,373
Cash used in operating activities	(4,668,005)	(2,416,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(41,910)
Additions of Intangible Assets	(243,260)	(125,000)
Cash used in investing activities	(243,260)	(166,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan payable - third party	-	(200,000)
Proceeds on convertible debt	4,900,780	4,400,000
Cash provided by financing activities	4,900,780	4,200,000

Net change in cash and cash equivalents	(10,485)	1,616,164

Cash and cash equivalents at beginning of period	3,143,788	1,527,624

Cash and cash equivalents at end of period	$3,133,303	$3,143,788

NON-CASH TRANSACTIONS
Unpaid intangible asset acquired	$150,320	$-
Beneficial conversion feature	500,000	1,466,667
Common stock issued for Acquisition of Streampak Ltd	-	360,000
Common stock issued for Purchase of Note Receivable	-	605,667
Nonmonetary exchange of Streampak Ltd for investment in Packaging Innovation Lab	440,542	-
Financing of insurance premiums	77,405	-
Debt discount related to derivative liablility	892,000	-

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$8,740

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

Principal of Consolidation

The Company consolidated financial statements as of November 30, 2018 include the accounts of Trident Brands Incorporated and its subsidiaries: Trident Brands Canada Ltd, Sports Nutrition Products Inc., Brain Armor Inc., Trident Sports Nutrition Inc. and Trident Brands International Ltd.

Earnings (Loss) Per Share

The Company follows the guidance in ASC No. 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Due to net losses during the years ended November 30, 2018 and 2017, diluted earnings (loss) per share are the same as the basic earnings (loss) per share since inclusion of common stock equivalents would have been anti-dilutive.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary. As of November 30, 2018 and 2017, the Company’s accounts receivable was netted against an allowance of $32,383 and $29,852 respectively.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

The Company recognized an impairment on its cost method investment of $440,542 during the year ended November 30, 2018.

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

Intangible Assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter The Company currently does not have any amortizable intangible assets. The Company’s indefinite-lived intangible assets consist of trademarks.

The Company reviews its Indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment losses are recognized only if the carrying amount exceeds its fair value.

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term,the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1– Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in  sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including  quoted forward prices for commodities, time value, volatility factors, and current market andcontractual prices for the underlying instruments, as well as other relevant economic measures.

Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3–Pricing inputs include significant inputs that are generally less observable fromobjective sources. These inputs may be used with internally developed methodologies that result  in management’s best estimate of fair value.

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of November 30, 2018 and 2017, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the 2018 convertible note, with a fair value as of November 30, 2018 of $892,000. The derivative liability was fair valued using Level 3 inputs.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate for reclassification contracts with the earliest inception date first.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Revenue

The Company markets a range of branded and private label consumer products in the active nutrition and dietary supplement categories including Brain Armor® and P2N Peak Performance Nutrition®.

Two customers accounted for 90.5% and 5.2% of total revenue, compared to 94.3% and 3.7% in the prior year. Two customers accounted for 59.7% and 17.4% of total accounts receivable, compared to 82.3% and 16.4% in the prior year.

The Company records revenue when all of the following criteria are met: a) persuasive evidence of an arrangement with the customer exists, b) the price to the customer is fixed and determinable, c) product is shipped or delivery is complete (depending on the terms) and d) collection probability is reasonably assured.

We  record a reduction to gross sales based on estimated customer returns and allowances.

Cost of Sales

Cost of sales includes the direct purchase cost of the product based on the FIFO method.

The Company purchased 97% of its products from one vendor for the year ended November 30, 2018 and one vendor provided 99% of the Company's products for the year ended November 30, 2017.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of November 30, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. Topic 606 became effective for the Company on December 1, 2018. Management evaluated Topic 606  and the modified retrospective adoption of ASU 2016-12 did not have any material impact on the Company’s consolidated financial statements.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

As of November 30, 2018, the Company had $3,133,303 in cash. However, the Company has generated losses and has an accumulated deficit as of November 30, 2018. The Company  completed additional long term financing with the non-US institutional investor, receiving proceeds of $3,400,780 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments of $2,804,187 and $3,795,033 ($10,000,000 in the aggregate). Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements are issued has been alleviated due to, but not limited to, i) the approval of new financing available to the Company of up to $10,000,000, ii) continued growth of product sales from our current customer base and new customers, iii) introduction of higher margin products; and iv) controlling of our expenses. We believe that our present and available financial resources will be sufficient to meet the Company’s obligations and fund our operations at least through the next twelve months from the date these financial statements are issued.

NOTE 4. ACQUISITION OF STREAMPAK / INVESTMENT IN PACKAGING INNOVATION LAB

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

On July 31, 2018, our wholly owned subsidiary, Trident International, entered into a Stock Purchase Agreement with Packaging Lab SAS (“Packaging Lab”), whereby Trident International sold all of the issued and outstanding ordinary shares of StreamPak, a wholly owned subsidiary of Trident International, to Packaging Lab in consideration of 1,000 common shares representing 10% of fully diluted shares in Packaging Innovation Lab. The investment in Packaging Lab was recorded using the cost method of accounting. The Company elected to measure the nonmonetary transaction based on the recorded amount of StreamPak using the guidance of ASC No. 845 “Non Monetary Transactions” since it was determined that the transaction lacked commercial substance. The investment balance of $440,542 was fully impaired as of November 30, 2018.

NOTE 5. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017. The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum. The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at November 30, 2018 is $105,869. The Company reserved a full allowance of $617,010 as of November 30, 2018.

NOTE 6. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000USD cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000USD. The costs incurred to meet these conditions are being charged to intangible assets. As of November 30, 2018, the Company has recorded $393,580 of costs to the asset account. Of this amount $200,000 will be paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the 12 months ended November 30, 2018, payments of $49,680 were made to DSM in connection with this liability.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

NOTE 7. WARRANTS AND OPTIONS

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

The Company used the Black-Scholes model to value the stock options at $1,107,836. For the 12 months ended November 30, 2018, the Company expensed $1,194,775 as compensation expense compared to $6,964 in the previous comparable period. Following are the assumptions used for the options that vested immediately and 12 months from the date of issuance: Discount rate 1.60% and 2.10%; Volatility 85.51% and 79.75%; and Term 2.5 and 3.0 years.

The following table represents stock option activity as of and for the years ended November 30, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2016	2,358,333	$0.96	2.51
Exercisable - November 30, 2016	1,666,667	$1.17	2.43	$57,500
Granted	0
Exercised or Vested	0
Forfeited or Expired	(333,333)

Outstanding - November 30, 2017	2,025,000	$0.96	1.43
Exercisable - November 30, 2017	2,025,000	$0.96	1.43	$84,167
Granted	2,615,000
Exercised or Vested	0
Forfeited or Expired	0

Outstanding - November 30, 2018	4,640,000	$1.02	2.45
Exercisable - November 30, 2018	3,332,500	$1.03	1.84	0

As of November 30, 2018, the Company has 225,000 outstanding warrants. The exercise price of the warrants is $1.35 with a term of 3 years and these vested immediately. The Company uses the Black-Scholes model to value the warrants. Following are the assumptions used: Discount rate 0.9%; Volatility 76.25% and 77.30% respectively.

The following table represents warrant activity for the years ended November 30, 2018 and 2017:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2016	225,000	$1.35	2.21	-
Exercisable – November 30, 2016	225,000
Granted	0
Exercised or Vested	0
Cancelled or Expired	0

Outstanding – November 30, 2017	225,000	1.35	1.20	-
Exercisable - November 30, 2017	225,000
Granted	0
Exercised or Vested	0
Cancelled or Expired	0

Outstanding – November 30, 2018	225,000	$1.35	.20	-

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

NOTE 8. RELATED PARTY TRANSACTIONS

The Company does not own any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 9. CONVERTIBLE DEBT

On January 29, 2015, the Company entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company’s common stock.

The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 was received on May 14, 2015. These convertible notes were subsequently acquired by Fengate on April 28, 2017.

The convertible debentures are convertible into shares of the Company’s common stock at an initial conversion price of $0.71 per share, for an aggregate of up to 3,239,437 shares. The debentures originally accrued interest at 6% per annum. On September 26, 2016 the Company entered into an amendment agreement related to these convertible debentures whereby the applicable interest rate was increased from 6% to 8% and provisions added to allow the investor to transfer, sell or hypothecate the convertible notes subject to applicable securities laws. The maturity date of the notes was also extended through September 30, 2019. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification was not deemed substantial.

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

In consideration of each advance made by the investor pursuant to the securities purchase agreement, the Company issued to the investor a convertible promissory note of equal value, maturing on September 30, 2019, and bearing interest at the rate of 8% per annum. Each note is secured in first priority against the present and after acquired assets of the Company and is convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price of $0.60 per share, for an aggregate of up to 16,666,667 shares. These convertible notes were subsequently acquired by Fengate on April 28, 2017.

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. Amortization of the debt discount charged to interest amounted to $1,263,619 and $797,909 for the years ended November 30, 2018 and 2017, respectively. As of November 30, 2018 and 2017 the unamortized discount amounted to $1,190,975 and $1,954,594, respectively.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement pursuant to which the Company has agreed to issue to Fengate an additional convertible promissory note (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date. The 2018 Convertible Note will mature on November 30, 2019, provided that Fengate may unilaterally postpone the maturity date to May 31, 2020.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 will be made available to the Company once certain funding conditions have been met while the balance of $3,795,033 shall be funded and issued in one or more tranches within 30 days of receipt of written request from the Company.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and selling expenses.

The Company analyzed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting. The Company used the Black-Scholes model to value the embedded conversion option at $892,000. The assumptions used were a discount rate of 2.8%, volatility of 79.57% and a term of 1.5 years. The fair value of the embedded conversion option was recorded as debt discount and will be amortized over the term of the 2018 Convertible Note.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

The Everlast License Agreement includes a clause stating that Manchester Capital Incorporated will guarantee that the Licensee shall perform all of its obligations and duties under the Licence Agreement. If the Licensee defaults in the payment when due of any amount it is obliged to pay to Licensor under the Licence Agreement, or arising from its termination, Manchester Capital is unconditionally responsible to pay that amount to Licensor in the manner prescribed in the Licence Agreement as if it were the Licensee.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The agreement was terminated on Dec 31, 2017. On January 17, 2019 Everlast filed a civil lawsuit against the Company. In that lawsuit, Everlast seeks payment under the License Agreement for $425,555 in unpaid royalties and interest on the unpaid royalties. The Company has accrued the unpaid royalties as of November 30, 2018.

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

NOTE 11. INCOME TAXES

Deferred tax assets consist of:

	As of November 30, 2018	As of November 30, 2017
Deferred tax assets:
Net operating tax carryforwards	$13,622,442	$8,915,112
Tax Rate	21%	35%
Gross deferred tax assets	2,860,713	3,120,289
Valuation allowance	(2,860,713)	(3,120,289)
Net deferred tax assets	$0	$0

As of November 30, 2018, the Company has a net operating loss carryforward of approximately $14 million. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 was reduced to 21%.

NOTE 12. SUBSEQUENT EVENTS

On March 11, 2019, each convertible note including the 2018 Convertible Note disclosed in Note 9 were amended to extend the maturity dates to May 31, 2020.