Form 10-Q
period 2019-02-28
Trident Brands Inc
filed 2019-04-22
CIK 1421907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The number of the registrant’s common shares outstanding as of April 22, 2019 was 32,311,887.

TRIDENT BRANDS INCORORATED
FORM 10-Q
For the quarterly period ended February 28, 2019

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of February 28, 2019 and 32,311,887 as of April 22, 2019.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended February 28, 2019 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	February 28,	November 30,
	2019	2018
ASSETS

Current Assets
Cash and Cash Equivalents	$452,056	$3,133,303
Accounts Receivable, net of allowance of $5,671 and $32,383 respectively	740,836	357,492
Inventory	1,904,233	2,055,063
Prepaid and other current assets	167,402	123,599
Total Current Assets	3,264,527	5,669,457

Fixed Assets-Furniture & Fixtures, net	29,568	31,663
Note Receivable, net of allowance of $617,010 and $617,010, respectively	-	-
Intangible Assets, net	400,000	393,580

TOTAL ASSETS	$3,694,095	$6,094,700

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$275,898	$1,289,833
Accrued Liabilities	3,217,733	2,994,453
Derivative Liability	1,720,098	892,000
Total Current Liabilities	5,213,729	5,176,286

Convertible Debt, net of discount $1,572,972 and $2,082.975, respectively	14,127,808	13,617,805

Total Liabilities	19,341,537	18,794,091

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
32,311,887 shares issued and outstanding as of February 28, 2019 and November 30, 2018	32,312	32,312
Additional paid-in capital	9,848,636	9,564,737
Non-Controlling Interest in Subsidiary	(188,375)	(170,999)
Accumulated Deficit	(25,340,015)	(22,125,441)
Total Stockholders' Deficit	(15,647,442)	(12,699,391)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,694,095	$6,094,700

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2019	2018

Revenues, net	$945,007	$1,861,700

Cost of Sales	610,365	1,804,795
Gross Profit	334,642	56,905

General & Administrative Expenses	(1,884,243)	(1,644,141)

Loss from Operations	(1,549,601)	(1,587,236)

Other Income (Expenses)
Interest Expense, net	(854,251)	(463,588)
Derivative loss	(828,098)	-

Total Other Income (Expenses)	(1,682,349)	(463,588)

Net Loss	$(3,231,950)	$(2,050,824)

Net loss attributable to Trident	(3,214,574)	(2,037,195)
Net loss attributable to Non-Controlling Interests	(17,376)	(13,629)

Loss per share - Basic and diluted	$(0.10)	$(0.06)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders' Deficit
For the three months ended February 28, 2019 and 2018
 (Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated	Non-Conrolling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2017	32,311,887	$32,312	$7,869,962	$(13,751,420)	$(124,649)	$(5,973,795)

Beneficial Conversion Feature on Convertible Debt	-	-	-	-	-	-
Stock Options Expenses	-	-	787,990	-	-	787,990
Net loss, November 30, 2018	-	-	-	(2,037,195)	(13,629)	(2,050,824)
Balance, February 28, 2018	32,311,887	$32,312	$8,657,952	$(15,788,615)	$(138,278)	$(7,236,629)

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

Beneficial Conversion Feature on Convertible Debt	-	-	-	-	-	-
Stock Options Expense	-	-	283,899	-	-	283,899
Net loss, November 30, 2018	-	-	-	(3,214,574)	(17,376)	(3,231,950)
Balance, February 28, 2019	32,311,887	$32,312	$9,848,636	$(25,340,015)	$(188,375)	$(15,647,442)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows
(unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,231,950)	$(2,050,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	510,003	262,950
Amortization of license, IP	-	12,125
Depreciation expense	2,095	2,096
Derivative Loss	828,098
Stock options expense	283,899	787,990
Changes in operating assets and liabilities:
Accounts Receivable	(383,344)	360,856
Interest Receivable	-	4,341
Prepaid expenses	(43,803)	(2,438)
Inventory	150,830	(645,355)
Accounts payable and accrued liabilities	(790,655)	835,271
Cash used in operating activities	(2,674,827)	(432,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of Intangible Assets	(6,420)	(89,050)
Cash used in investing activities	(6,420)	(89,050)

Net change in cash and cash equivalents	(2,681,247)	(522,038)

Cash and cash equivalents at beginning of period	3,133,303	3,143,788

Cash and cash equivalents at end of period	$452,056	$2,621,750

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$103,157	$-

NON-CASH TRANSACTIONS
Unpaid intangible asset acquired	$-	$200,000

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2019
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Trident Brands Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trident’s Form 10-K filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2018 as reported in the Form 10-K have been omitted.

Customer Concentration

The Company had three major customers that accounted for approximately 74.6% and $704,519 of sales for the three month period ended February 28, 2019 and 76.8% of the accounts receivable compared to one major customer that accounted for 90.5% and $5,116,161 of sales and 59.7% of the accounts receivable for the 12 month period ended November 30, 2018.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2019
(Unaudited)

Level 3  – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of February 28, 2019 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the 2018 convertible note, with a fair value as of February 28, 2019 of $1,720,098. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2018	$892,000
Unrealized derivative loss included in other expense	828,098
Balance at February 28, 2019	$1,720,098

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of February 28, 2019:

Market value of stock on measurement date	$0.39
Risk-fee interest rate	2.54%
Divident yield	0%
Volatility factor	99.87%
Term	1.25 yr

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principles in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of December 1, 2018 using the modified retrospective transition method. The adoption of Topic 606 did not have any material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

The Company has evaluated the following recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements:

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. This became effective December 1, 2018. The adoption did not have any material impact on the Company’s consolidated financial statements.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2019
(Unaudited)

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management’s evaluation was that there was no potential impact to the Company’s consolidated financial statements.

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

As of February 28, 2019, the Company had $452,056 in cash. However, the Company has generated losses and has an accumulated deficit as of February 28, 2019. The Company  completed additional long term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018 and $2,804,187 on April 13, 2019 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments of $3,795,033 ($10,000,000 in the aggregate). Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements are issued has been alleviated due to, but not limited to, i) the approval of new financing available to the Company of up to $10,000,000, of which $3,795,033 is still available, ii) anticipated growth of product sales from our current customer base and new customers, iii) introduction of higher margin products; and iv) controlling of our expenses. We believe that our present and available financial resources will be sufficient to meet the Company’s obligations and fund our operations at least through the next twelve months from the date these financial statements are issued.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2019
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

On January 4, 2019, our Board of Directors approved the re-pricing of the majority of options previously granted at $0.40 per share.

The total outstanding stock options as of February 28, 2019 are 4,490,000. The Company used the Black-Scholes model to value the stock options at $1,107,836. For the period ended February 28, 2019, the Company expensed $8,875 as compensation expense compared to $787,990 in the comparable prior year period. The Company also used the Black-Scholes model to value the re-priced stock options at $275,024 which was also expensed in the period. Following are the assumptions used in the valuation of the re-priced options: Discount rates between 0.90% and 2.10%; Volatility between 85.51% and 79.75%; and with terms of 2.5 and 3.0 years.

The following table represents stock option activity for the period ended February 28, 2019:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2018	4,640,000	$1.02	2.45
Exercisable - November 30, 2018	3,332,500	$1.03	1.84	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	150,000

Outstanding - February 28, 2019	4,490,000	$1.74	2.15
Exercisable - February 28, 2019	4,490,000	$1.74	2.15	$-0-

All the outstanding warrants have expired as of February 28, 2019.

The following table represents warrant activity for the period ended February 28, 2019:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2018	225,000	$1.35	0.20
Exercisable - November 30, 2018	-0-
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	225,000

Outstanding – February 28, 2019	-0-	$0.0	0.00

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
February 28, 2019
(Unaudited)

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 6.  NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at February 28, 2019 is $105,869. The Company reserved a full allowance of $617,010 as of February 28, 2019.

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

On September 26, 2016, the Company entered into a securities purchase agreement with a non-US institutional investor, pursuant to which, in consideration for proceeds of $4,100,000, the Company issued a secured convertible promissory note in the amount of $4,100,000. Pursuant to the securitiespurchase agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at the Company’s request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) is subject to the mutual agreement of the parties as to the use of funds.

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
February 28, 2019
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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of February 28, 2019, $2,494,950 of the debt discount was amortized to interest of which $352,591 was amortized during the current three  month period compared to $262,950 for the three month period in the prior year. The unamortized discount as of February 28, 2019 is $838,384.

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

The Company analysed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting.  The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018.  The assumptions used were a discount rate of 2.80%, volatility rate of 79.57% and a term of 1.50 years. The Company used the Black-Scholes model to re-value the embedded conversion option at $1,720,098 as of February 28, 2019. The change of $828,098 was recorded as a derivative loss expense. The assumptions used were a discount rate of 2.54%, volatility of 99.87% and a term of 1.25 years.  The fair value of the embedded conversion option was recorded as debt discount and will be amortized over the term of the 2018 Convertible Note. The amortization recognized in the current period was $157,412.

NOTE 8. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000USD cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000USD. The costs incurred to meet these conditions are being charged to intangible assets. As of February 28, 2019, the Company has recorded $400,000 of costs to the asset account. Of this amount $200,000 will be paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the 3 months ended February 28, 2019, payments of $ 31,680 were made to DSM in connection with this liability and $49,680 in the prior year.

NOTE 9.  SUBSEQUENT EVENTS

On March 11, 2019, each convertible note including the 2018 Convertible Note disclosed in Note 9 to the consolidated financial statements were amended to extend the maturity dates to May 31, 2020.

On April 13, 2019 the Company received the 2nd tranche of funding with proceeds of $2,804,187.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended February 28, 2019 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2017 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to April 22, 2019.

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

Business Developments

On January 4, 2019 the Company re-priced the majority of all prior options granted to $0.40.

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

On April 13, 2019 the Company received the 2nd tranche of funding with proceeds of $2,804,187.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended February 28, 2019 and 2018.

Our operating results for three month periods ended February 28, 2019 and 2018 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 28,	February 28,
	2019	2018

Revenues	$945,007	$1,861,700
Gross Profit	$334,642	$56,905
Operating Expenses	$1,884,243	$1,644,141
Other Expenses	$1,682,349	$463,588
Net Loss	$3,231,950	$2,050,824

Add back:
Interest Expense	$854,251	$463,588
Depreciation	$2,095	$2,096
Amortization	$-0-	$12,125

EBITDA	(2,375,604)	$(1,573,015)

Revenues and Gross Profits

Sales in the first quarter of 2019 decreased to $945,007 versus $1,861,700 in the prior period. The decrease was the result of a commercial shift away from high-volume private label product sales to high-margin branded product sales in the current period. Gross profit increased to $334,642 versus $56,905 with significant margin improvement in the period to 35.4% of revenues versus 3.1% of revenues in the prior period. This improvement is attributable to strong growth of Brain Armor® and P2N Peak Performance Nutrition® branded products. Management expects revenue and profit contribution improvement as commercial efforts continue to gain market traction.

Operating Expenses

Our operating expenses for the three month period ended February 28, 2019 and 2018 is summarized below:

	Three Months Ended February 28,	Three Months Ended February 28,
	2019	2018

Professional Fees	$54,425	$38,524
General & Administrative Expenses	$1,319,644	$1,417,264
Marketing, Selling & Warehousing Expenses	$412,703	$108,346
Management Salary	$39,000	$26,000
Director's Fees	$14,500	$22,500
Rent	$43,971	$2,757
Royalty	$-0-	$28,750

Operating expenses for the three month period ended February28, 2019 were $1,884,243 as compared to $1,644,141 for the comparative period in 2018, an increase of 14.6%. The increase in our operating expenses was primarily due to an increase in marketing and selling expenses as we roll-out our product offering.  These costs are expected to continue to increase throughout 2019 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the three month period ended February 28, 2019 increased to $1,682,349 versus $463,588 in the comparative period in 2018. The increase was primarily due to a derivative loss of $828,098 and an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible notes entered into in 2016, 2017 and 2018.

EBITDA

Reported net loss for the three month period February 28, 2019 was $3,231,950 compared to $2,050,824 in the comparative period in 2018. After deducting interest, depreciation and amortization, EBITDA for the three month period ended February 28, 2019 was ($2,375,604) compared to ($1,573,015) in 2018. EBITDA included a non-cash option expense of $283,899 for the three month period February 28, 2019 compared to $787,990 in 2018 and a derivative loss of $828,098.

Balance Sheet Data

The following table provides selected balance sheets data as at February 28, 2019 and February 28, 2018.

Balance Sheet Data:

	February 28, 2019	February 28, 2018

Cash and cash equivalents	$452,056		$2,621,750
Total assets	$3,694,095		$5,570,161
Total liabilities	$19,341,537		$12,986,790
Stockholders' (deficit)	$(15,647,442)	$	(7,236,629)

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

Liquidity and Capital Resources

Our cash and cash equivalents balance at February 28, 2019 was $452,056. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months from the date the financial statements are issued.

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

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. On April 13, 2019 the Company received the second tranche of funding with proceeds of $2,804,187. The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 22, 2019	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Mark Holcombe
By: Mark Holcombe
(President, CFO & Director)

/s/ Scott Chapman
By: Scott Chapman
(Director)