Form 10-Q
period 2019-05-31
Trident Brands Inc
filed 2019-07-22
CIK 1421907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2019

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	26-1367322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Executive Drive, Suite 101, Brookfield, WI	53005
(Address of principal executive offices)	(Zip Code)

(262) 789-6689
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of the registrant’s common shares outstanding as of July 22, 2019 was 32,311,887.

TRIDENT BRANDS INCORORATED
FORM 10-Q
For the quarterly period ended May 31, 2019

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of May 31, 2019 and 32,311,887 as of July 22, 2019.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended May 31, 2019 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	May 31, 2019	November 30, 2018
ASSETS

Current Assets
Cash and Cash Equivalents	$1,653,948	$3,133,303
Accounts Receivable, net of allowance of $5,671 and $32,383 respectively	519,633	357,492
Inventory	2,602,822	2,055,063
Prepaid and other current assets	208,560	123,599
Total Current Assets	4,984,963	5,669,457

Fixed Assets-Furniture & Fixtures, net	8,604	31,663
Note Receivable, net of allowance of $617,010 and $617,010, respectively	-	-
Intangible Assets, net	400,000	393,580

TOTAL ASSETS	$5,393,567	$6,094,700

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,625,071	$1,289,833
Accrued Liabilities	3,031,433	2,994,453
Derivative Liability	4,294,374	892,000
Convertible Debt, net of discount of $2,757,603	15,747,364	-
Total Current Liabilities	24,698,242	5,176,286

Convertible Debt, net of discount of $2,082,975	-	13,617,805

Total Liabilities	24,698,242	18,794,091

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
32,311,887 shares issued and outstanding as of May 31, 2019 and November 30, 2018	32,312	32,312
Additional paid-in capital	9,945,488	9,564,737
Non-Controlling Interest in Subsidiary	(223,873)	(170,999)
Accumulated Deficit	(29,058,602)	(22,125,441)
Total Stockholders' Deficit	(19,304,675)	(12,699,391)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,393,567	$6,094,700

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018

Revenues, net	$450,148	$1,630,933	$1,395,155	$3,492,633

Cost of Sales	286,461	1,517,312	896,826	3,322,107
Gross Profit	163,687	113,621	498,329	170,526

General & Administrative Expenses	(2,127,642)	(1,028,030)	(4,011,885)	(2,672,171)

Loss from Operations	(1,963,955)	(914,409)	(3,513,556)	(2,501,645)

Other Income (Expenses)
Interest Expense, net	(1,127,110)	(501,790)	(1,981,361)	(965,378)
Derivative loss	(663,020)	-	(1,491,118)
Total Other Income (Expenses)	(1,790,130)	(501,790)	(3,472,479)	(965,378)

Net Loss	$(3,754,085)	$(1,416,199)	$(6,986,035)	$(3,467,023)

Net loss attributable to Trident	(3,718,587)	(1,412,836)	(6,933,161)	(3,450,031)
Net loss attributable to Non-Controlling Interests	(35,498)	(3,363)	(52,874)	(16,992)

Loss per share - Basic and diluted	$(0.12)	$(0.04)	$(0.21)	$(0.11)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders' Deficit
From the quarter ended May 31, 2019 and 2018
(Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated	Non-Conrolling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2017	32,311,887	$32,312	$7,869,962	$(13,751,420)	$(124,649)	$(5,973,795)

Stock Options Expenses	-	-	787,990	-	-	787,990
Net loss, February 28, 2018	-	-	-	(2,037,195)	(13,629)	(2,050,824)
Balance, February 28, 2018	32,311,887	$32,312	$8,657,952	$(15,788,615)	$(138,278)	$(7,236,629)

Beneficial Conversion Feature on Convertible Debt	-	-	500,000	-	-	500,000
Stock Options Expenses	-	-	136,088	-	-	136,088
Net loss, May 31, 2018	-	-	-	(1,412,836)	(3,363)	(1,416,199)
Balance, May 31, 2018	32,311,887	$32,312	$9,294,040	$(17,201,451)	$(141,641)	$(8,016,740)
			-

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

Stock Options Expense	-	-	283,899	-	-	283,899
Net loss, February 28, 2019	-	-	-	(3,214,574)	(17,376)	(3,231,950)
Balance, February 28, 2019	32,311,887	$32,312	$9,848,636	$(25,340,015)	$(188,375)	$(15,647,442)

Stock Options Expense	-	-	96,852	-	-	96,852
Net loss, May 31, 2019	-	-	-	(3,718,587)	(35,498)	(3,754,085)
Balance, May 31, 2019	32,311,887	$32,312	$9,945,488	$(29,058,602)	$(223,873)	$(19,304,675)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows
(unaudited)

	Six Months	Six Months
	Ended	Ended
	May 31, 2019	May 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,986,035)	$(3,467,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,236,628	546,684
Amortization of license, IP	-	24,250
Depreciation expense	4,191	4,192
Derivative Loss	1,491,118	-
Stock options expense	380,751	924,078
Changes in operating assets and liabilities:
Accounts Receivable	(162,141)	179,726
Interest Receivable	-	(8,543)
Prepaid expenses	(84,961)	48,599
Inventory	(547,759)	(1,419,862)
Accounts payable and accrued liabilities	372,218	681,043
Cash used in operating activities	(4,295,990)	(2,486,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	18,868	-
Additions of Intangible Assets	(6,420)	(126,425)
Cash used in investing activities	12,448	(126,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	2,804,187	1,500,000
Cash provided by financing activities	2,804,187	1,500,000

Net change in cash and cash equivalents	(1,479,355)	(1,113,281)

Cash and cash equivalents at beginning of period	3,133,303	3,143,788

Cash and cash equivalents at end of period	$1,653,948	$2,030,507

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$254,184	$-

NON-CASH TRANSACTIONS
Unpaid intangible asset acquired	$-	$200,000
Beneficial conversion feature	$-	$500,000
Debt discount related to derivative liability	$1,911,256	$-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2019
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

Customer Concentration

The Company had three major customers that accounted for approximately 71.4% and $995,576 of sales for the six month period ended May 31, 2019 and 77.7% of the accounts receivable compared to one major customer that accounted for 90.5% and $5,116,161 of sales and 59.7% of the accounts receivable for the 12 month period ended November 30, 2018.

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
May 31, 2019
(Unaudited)

Level 3  – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result  in management’s best estimate of fair value.

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of May 31, 2019 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the 2018 convertible notes, with a fair value as of May 31, 2019 of $4,294,374. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2018	$892,000
Unrealized derivative loss included in other expense	1,491,118
Debt discount related to derivative liability	1,911,256
Balance at May 31, 2019	$4,294,374

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of May 31, 2019:

Market value of stock on measurement date	$0.445
Market value of stock on May 31, 2019	$0.440
Risk-fee interest rate	1.96%
Dividend yield	0%
Volatility factor as of measurement date and balance sheet date	104.70% and 111.82%
Term as of measurement date and balance sheet date	1.13 yrs and 1.00 yr

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2019
(Unaudited)

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

NOTE 3.  GOING CONCERN

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

As of May 31, 2019, the Company had $1,653,948 in cash and cash equivalents. However, the Company has generated losses, negative working capital and has an accumulated deficit as of May 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company  completed additional long term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018 and $2,804,187 on April 13, 2019 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments of $3,795,033 ($10,000,000 in the aggregate). Management believes that our present and available financial resources will be enough to fund our operations for the next twelve months from the date these financial statements are issued due to, i) the approval of new financing available to the Company of up to $10,000,000, of which $3,795,033 is still available, ii) anticipated growth of product sales from our current customer base and new customers, iii) introduction of higher margin products; and iv) controlling of our expenses. However, unless Management is able to extend the maturity date of the notes or obtain additional financing, the Company may not be able to meet it’s debt obligations which come due on May 31, 2019. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2019
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

On May 5, 2019, our Board of Directors approved the extension of 750,000 previously issued and outstanding stock options originally issued on May 5, 2014 to certain individuals for an additional year. The extended option expiration date for those options is now May 5, 2020.

The total outstanding stock options as of May 31, 2019 are 3,215,000. The Company used the Black-Scholes model to value the stock options at $1,107,836 when first issued. For the period ended May 31, 2019, the Company expensed $8,875 as compensation expense compared to $924,078 in the comparable prior year period. The Company also used the Black-Scholes model to value the re-priced stock options at $275,024 and the options with the extended expiration date at $96,852 which were also expensed in the period. Following are the assumptions used in the valuation of the re-priced and extended options: Discount rates between 0.90% and 2.10%; Volatility between 85.51% and 79.75%; and with terms of 2.5 and 3.0 years for the re-priced options and discount rate of 1.93%, volatility of 107.15% and term of 1.33 year for the extended options.

The following table represents stock option activity for the period ended May 31, 2019:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2018	4,640,000	$1.02	2.45
Exercisable - November 30, 2018	3,332,500	$1.03	1.84	-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	1,425,000

Outstanding - May 31, 2019	3,215,000	$2.50	2.92
Exercisable - May 31, 2019	3,215,000	$2.50	2.92	$128,600

All the outstanding warrants have expired as of May 31, 2019.

The following table represents warrant activity for the period ended May 31, 2019:

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2019
(Unaudited)

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2018	225,000	$1.35	0.20
Exercisable - November 30, 2018	-0-
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	225,000

Outstanding – May 31, 2019	-0-	$0.0	0.00

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 6.  NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at May 31, 2019 is $105,869. The Company reserved a full allowance of $617,010 as of May 31, 2019.

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
May 31, 2019
(Unaudited)

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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of May 31, 2019, $2,855,377 of the debt discount was amortized to interest of which $713,018 was amortized during the current six  month period compared to $546,684 for the six month period in the prior year. The unamortized discount as of May 31, 2019 is $477,957.

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement pursuant to which the Company has agreed to issue to Fengate an additional convertible promissory note (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions.  Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate.  Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement.  The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date.   The 2018 Convertible Note will mature on May 31, 2020.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019 while the balance of $3,795,033 shall be funded and issued in one or more tranches within 30 days of receipt of written request from the Company.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

The Company analysed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting.  The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018 and $1,911,246 on the issuance date of April 13, 2019.  The assumptions used were a discount rate of 2.80% and 1.96%, volatility rate of 79.57% and 104.7% and a term of 1.50 and 1.13 years respectively. The Company used the Black-Scholes model to re-value the embedded conversion options issued on November 30, 2018 at $2,353,634 and the one on April 13, 2019 at $1,940,740 as of May 31, 2019. The change of $1,491,118 was recorded as a derivative loss. The assumptions used were a discount rate of 1.96%, volatility of 111.98% and a term of 1.00 year.  The fair value of the embedded conversion options were recorded as debt discount and will be amortized over the term of the 2018 and 2019 Convertible Notes. The amortization recognized in the current period was $523,610. The unamortized Discount for the two notes as of May 31, 2019 is $2,279,645.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
May 31, 2019
(Unaudited)

NOTE 8. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000USD cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000USD. The costs incurred to meet these conditions are being charged to intangible assets. As of May 31, 2019, the Company has recorded $400,000 of costs to the asset account. Of this amount $200,000 will be paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the 6 months ended May 31, 2019, payments of $ 71,280 were made to DSM in connection with this liability and $49,680 in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended May 31, 2019 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2018 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to July 22, 2019.

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

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement pursuant to which the Company has agreed to issue to Fengate an additional convertible promissory (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions.  Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate.  Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement.  The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date.   The 2018 Convertible Note will mature on May 31, 2020.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780.

On March 11, 2019, each convertible note including the 2018 Convertible Note disclosed in Note 7 to the consolidated financial statements were amended to extend the maturity dates to May 31, 2020.

On April 13, 2019 the Company received the 2nd tranche of funding with proceeds of $2,804,187.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

On May 5, 2019, our Board of Directors approved the extension of 750,000 previously issued and outstanding stock options originally issued on May 5, 2014 to certain individuals for an additional year. The extended option exercise period for those options is now May 5, 2020.

Effective June 1, 2019, Mark Holcombe resigned as the President and Chief Financial Officer of the Company. He will continue to serve as a director and senior advisor. Mr. Holcombe’s resignation did not result from any disagreement with the Company regarding it’s practices, policies or otherwise. Scott Chapman, a director and Chair of the Corporate Governance Committee was concurrently appointed President. Mr. Chapman will step down as Chair of the Audit Committee due to the loss of independence resulting from his appointment. Peter Salvo, the Vice President, Finance, Corporate Secretary, and Controller of the Company assumes the positions of Principal Financial Officer and Principal Accounting Officer.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended May 31, 2019 and May 31, 2018.

Our operating results for three month periods ended May 31, 2019 and May 31, 2018 are summarized as follows:

	Three Months Ended	Three Months Ended
	May 31, 2019	May 31, 2018

Revenues	$450,148	$1,630,933
Gross Profit	$163,687	$113,621
Operating Expenses	$2,127,642	$1,028,030
Other Expenses	$1,790,130	$501,790
Net Loss	$(3,754,085)	$(1,416,199)

Add back:
Net Interest Expense	$1,127,110	$501,790
Depreciation	$2,095	$2,096
Amortization	$-0-	$12,125

EBITDA	$(2,624,880)	$(900,188)

Revenues and Gross Profits

Sales in the second quarter of 2019 decreased to $450,148 versus $1,630,933 in the prior period. The decrease was the result of a commercial shift away from high-volume private label product sales to high-margin branded product sales in the current period.  Gross profit increased to $163,687 versus $113,621 with significant margin improvement in the period to 36.4% of revenues versus 7.0% of revenues in the prior period. This improvement is attributable to strong growth of Brain Armor® and P2N Peak Performance Nutrition® branded products. Management expects revenue and profit contribution improvement as commercial efforts continue to gain market traction.

Operating Expenses

Our operating expenses for the three month periods ended May 31, 2019 and May 31, 2018 are summarized below:

	Three Months Ended	Three Months Ended
	May 31, 2019	May 31, 2018

Professional Fees	$576,985	$83,637
General & Administrative Expenses	$1,035,692	$739,461
Marketing, Selling & Warehousing Expenses	$418,821	$97,448
Management Salary	$38,250	$25,500
Director's Fees	$8,500	$22,500
Rent	$49,394	$59,484
Royalty	$-0-	$-0-

Operating expenses for the three month period ended May 31, 2019 were $2,127,642 as compared to $1,028,030 for the comparative period in 2018, an increase of 107.0%.  The increase in our operating expenses was primarily due to increased general and administrative costs as well as marketing and promotional expenses as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2019 as we continue to develop and commercialize our product offerings. Legal fees, included in professional fees, increased by $496,408 relating to ongoing litigation costs.

Other Expenses

Other expenses for the three month period ended May 31, 2019 increased to $1,790,130 versus $501,790 in the comparative period in 2018. The increase was primarily due to a derivative loss of $633,020 and an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible notes entered into in 2016, 2017, 2018 and 2019.

EBITDA

Reported net loss for the three month period May 31, 2019 was $3,754,085 compared to $1,416,199 in the comparative period in 2018. After deducting interest, depreciation and amortization, EBITDA for the three month period ended May 31, 2019 was (2,624,880) compared to ($900,188) in 2018. EBITDA included a non-cash option expense of $96,852 for the three month period May 31, 2019 compared to $136,088 in 2018 and a derivative loss of $663,020.

Six Month Periods Ended May 31, 2019 and May 31, 2018

Our operating results for six month periods ended May 31, 2019 and May 31, 2018 are summarized as follows:

	Six Months Ended	Six Months Ended
	May 31, 2019	May 31, 2018

Revenues	$1,395,155	$3,492,633
Gross Profit	$498,329	$170,526
Operating Expenses	$4,011,885	$2,672,171
Other Expenses	$3,472,479	$965,378
Net Loss	$(6,986,035)	$(3,467,023)

Add back:
Net Interest Expense	$1,981,361	$965,378
Depreciation	$4,191	$4,191
Amortization	$-0-	$24,250

EBITDA	$(5,000,483)	$(2,473,204)

Revenues and Gross Profits

Sales for the first half of 2019 decreased to $1,395,155 versus $3,492,633 in the prior period. The decrease was the result of a commercial shift away from high-volume private label product sales to high-margin branded product sales in the current period. Gross profit increased to $498,329 versus $170,526 with significant margin improvement in the period to 35.7% of revenues versus 4.9% of revenues in the prior period. This improvement is attributable to strong growth of Brain Armor® and P2N Peak Performance Nutrition® branded products. Management expects revenue and profit contribution improvement as commercial efforts continue to gain market traction.

Operating Expenses

Our operating expenses for the six month periods ended May 31, 2019 and May 31, 2018 are summarized below:

	Six Months Ended	Six Months Ended
	May 31, 2019	May 31, 2018

Professional Fees	$631,410	$122,160
General & Administrative Expenses	$2,355,335	$2,156,726
Marketing, Selling & Warehousing Expenses	$831,524	$205,794
Management Salary	$77,250	$51,500
Director's Fees	$23,000	$45,000
Rent	$93,366	$62,241
Royalty	$-0-	$28,750

Operating expenses for the six month period ended May 31, 2019 were $4,011,885 as compared to $2,672,171 for the comparative period in 2018, an increase of 50.1%.  The increase in our operating expenses was primarily due to increased general and administrative costs as well as marketing and promotional expenses as we build out our organization and roll-out our product offering. These costs are expected to continue to increase throughout 2019 as we continue to develop and commercialize our product offerings. Legal fees, included in professional fees, increased by $524,162 relating to ongoing litigation costs.

Other Expenses

Other expenses for the six month period ended May 31, 2019 increased to $3,472,479 versus $965,378 in the comparative period in 2018. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible notes entered into in 2016, 2017, 2018 and 2019.

EBITDA

Reported net loss for the six month period May 31, 2019 was $6,986,035 compared to $3,467,023 in the comparative period in 2018. After deducting interest, depreciation and amortization, EBITDA for the six month period ended May 31, 2019 was ($5,000,483) compared to ($2,473,204) in 2018. EBITDA included a non-cash option expense of $380,751 for the six month period May 31, 2019 compared to $924,078 in 2018 and a derivative loss of $1,491,118.

Balance Sheet Data

The following table provides selected balance sheets data as at May 31, 2019 and May 31, 2018.

Balance Sheet Data:

	May 31, 2019	May 31, 2018

Cash and cash equivalents	$1,653,948	$2,030,507
Total assets	$5,393,567	$6,099,556
Total liabilities	$24,698,242	$14,116,296
Stockholders' (deficit)	$(19,304,675)	$(8,016,740)

During the second quarter of 2019 total liabilities increased as a result of an increase in convertible debt of $5,355,274 and derivative liability of $4,294,374 compared to the second quarter of 2018.

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

As of May 31, 2019, the Company had $1,653,948 in cash and cash equivalents. However, the Company has generated losses, negative working capital and has an accumulated deficit as of May 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company  completed additional long term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018 and $2,804,187 on April 13, 2019 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments of $3,795,033 ($10,000,000 in the aggregate). Management believes that our present and available financial resources will be enough to fund our operations for the next twelve months from the date these financial statements are issued due to, i) the approval of new financing available to the Company of up to $10,000,000, of which $3,795,033 is still available, ii) anticipated growth of product sales from our current customer base and new customers, iii) introduction of higher margin products; and iv) controlling of our expenses. However, unless Management is able to extend the maturity date of the notes or obtain additional financing, the Company may not be able to meet it’s debt obligations which come due on May 31, 2019. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T. **

*    Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-148710, at the Securities and Exchange Commission website at www.sec.gov.

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 22, 2019	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Peter Salvo
By:Peter Salvo
(Principle Financial Officer)

/s/ Scott Chapman
By: Scott Chapman
(President & Director)