Form 10-Q
period 2019-08-31
Trident Brands Inc
filed 2019-10-21
CIK 1421907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	26-1367322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Executive Drive, Suite 101, Brookfield, WI	53005
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of the registrant’s common shares outstanding as of October 21, 2019 was 32,311,887.

TRIDENT BRANDS INCORORATED
FORM 10-Q
For the quarterly period ended August 31, 2019

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of August 31, 2019 and 32,311,887 as of October 21, 2019.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended August 31, 2019 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	August 31,	November 30,
	2019	2018
ASSETS

Current Assets
Cash and Cash Equivalents	$352,982	$3,133,303
Accounts Receivable, net of allowance of $5,671 and $32,383 respectively	226,256	357,492
Inventory	2,321,857	2,055,063
Prepaid and other current assets	62,629	123,599
Total Current Assets	2,963,724	5,669,457

Fixed Assets-Furniture & Fixtures, net	6,508	31,663
Note Receivable, net of allowance of $617,010 and $617,010, respectively	-	-
Intangible Assets, net	400,000	393,580

TOTAL ASSETS	$3,370,232	$6,094,700

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,057,249	$1,289,833
Accrued Liabilities	3,411,949	2,994,453
Derivative Liability	4,057,378	892,000
Convertible Debt, net of discount of $2,212,504	16,292,463	-
Total Current Liabilities	24,819,039	5,176,286

Convertible Debt, net of discount of $2,082,975	-	13,617,805

Total Liabilities	24,819,039	18,794,091

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized;
32,311,887 shares issued and outstanding as of August 31, 2019 and November 30, 2018	32,312	32,312
Additional paid-in capital	9,945,488	9,564,737
Non-Controlling Interest in Subsidiary	(263,283)	(170,999)
Accumulated Deficit	(31,163,324)	(22,125,441)
Total Stockholders' Deficit	(21,448,807)	(12,699,391)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,370,232	$6,094,700

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2019	2018	2019	2018

Revenues, net	$342,109	$1,642,802	$1,737,264	$5,135,435

Cost of Sales	239,647	1,548,962	1,136,473	4,871,069
Gross Profit	102,462	93,840	600,791	264,366

General & Administrative Expenses	(1,499,845)	(1,278,933)	(5,511,730)	(3,951,104)

Loss from Operations	(1,397,383)	(1,185,093)	(4,910,939)	(3,686,738)

Other Income (Expenses)
Interest Expense, net	(983,745)	(583,973)	(2,965,106)	(1,549,351)
Derivative gain (loss)	236,996	-	(1,254,122)	-
Total Other Income (Expenses)	(746,749)	(583,973)	(4,219,228)	(1,549,351)

Net Loss	$(2,144,132)	$(1,769,066)	$(9,130,167)	$(5,236,089)

Net loss attributable to Trident	(2,104,722)	(1,752,825)	(9,037,883)	(5,202,856)
Net loss attributable to Non-Controlling Interests	(39,410)	(16,241)	(92,284)	(33,233)

Loss per share - Basic and diluted	$(0.07)	$(0.05)	$(0.28)	$(0.16)

Weighted average number of common
shares outstanding - Basic and diluted	32,311,887	32,311,887	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders' Deficit
For the nine months ended August 31, 2019 and 2018
(Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated	Non-Conrolling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2017	32,311,887	$32,312	$7,869,962	$(13,751,420)	$(124,649)	$(5,973,795)

Stock Options Expenses	-	-	787,990	-	-	787,990
Net loss, February 28, 2018	-	-	-	(2,037,195)	(13,629)	(2,050,824)
Balance, February 28, 2018	32,311,887	$32,312	$8,657,952	$(15,788,615)	$(138,278)	$(7,236,629)

Beneficial Conversion Feature on Convertible Debt	-	-	500,000	-	-	500,000
Stock Options Expenses	-	-	136,088	-	-	136,088
Net loss, May 31, 2018	-	-	-	(1,412,836)	(3,363)	(1,416,199)
Balance, May 31, 2018	32,311,887	$32,312	$9,294,040	$(17,201,451)	$(141,641)	$(8,016,740)
			$-
Beneficial Conversion Feature on Convertible Debt	-	-	-	-	-	-
Stock Options Expenses	-	-	136,088	-	-	136,088
Net loss, August 31, 2018	-	-	-	(1,752,825)	(16,241)	(1,769,066)
Balance, August 31, 2018	32,311,887	$32,312	$9,430,128	$(18,954,276)	$(157,882)	$(9,649,718)

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

Stock Options Expense	-	-	283,899	-	-	283,899
Net loss, February 28, 2019	-	-	-	(3,214,574)	(17,376)	(3,231,950)
Balance, February 28, 2019	32,311,887	$32,312	$9,848,636	$(25,340,015)	$(188,375)	$(15,647,442)

Stock Options Expense	-	-	96,852	-	-	96,852
Net loss, May 31, 2019	-	-	-	(3,718,587)	(35,498)	(3,754,085)
Balance, May 31, 2019	32,311,887	$32,312	$9,945,488	$(29,058,602)	$(223,873)	$(19,304,675)

Stock Options Expense	-	-	-	-	-	-
Net loss, August 31, 2019	-	-	-	(2,104,722)	(39,410)	(2,144,132)
Balance, August 31, 2019	32,311,887	$32,312	$9,945,488	$(31,163,324)	$(263,283)	$(21,448,807)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,130,167)	$(5,236,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,781,727	907,110
Amortization of license, IP	-	32,333
Depreciation expense	6,286	6,287
Derivative Loss	1,254,122	-
Stock options expense	380,751	1,060,166
Changes in operating assets and liabilities:
Accounts Receivable	131,236	683,836
Interest Receivable	-	(21,426)
Prepaid expenses	60,970	71,941
Inventory	(266,794)	(1,434,035)
Accounts payable and accrued liabilities	184,912	828,650
Cash used in operating activities	(5,596,957)	(3,101,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	18,869	-
Additions of Intangible Assets	(6,420)	(189,643)
Cash used in investing activities	12,449	(189,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	2,804,187	1,500,000
Cash provided by financing activities	2,804,187	1,500,000

Net change in cash and cash equivalents	(2,780,321)	(1,790,870)

Cash and cash equivalents at beginning of period	3,133,303	3,143,788

Cash and cash equivalents at end of period	$352,982	$1,352,918

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$380,352	$-

NON-CASH TRANSACTIONS
Unpaid intangible asset acquired	$-	$200,000
Beneficial conversion feature	$-	$500,000
Nonmoneray exchange of Steampak Ltd for investment in Packaging Ivvovation Lab	$-	$440,542
Financing of insurance premiums	$-	$77,405
Debt discount related to derivative liability	$1,911,256	$-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2019
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

Customer Concentration

The Company had three major customers that accounted for approximately 68.7% and $1,193,322 of sales for the nine month period ended August 31, 2019 and 15.7% of the accounts receivable compared to one major customer that accounted for 90.5% and $5,116,161 of sales and 59.7% of the accounts receivable for the 12 month period ended November 30, 2018.

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

Level 2  – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including  quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2019
(Unaudited)

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of August 31, 2019 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the 2018 convertible note, with a fair value as of August 31, 2019 of $4,057,378. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2018	$892,000
Unrealized derivative loss included in other expense	1,254,122
Debt discount related to derivative liability	1,911,256
Balance at August 31, 2019	$4,057,378

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of August 31, 2019:

Market value of stock on measurement date	$ 0.530 and $ 0.445
Risk-fee interest rate	1.96%
Dividend yield	0%
Volatility factor	132.46% and 104.70%
Term	0.75 yr and 1.13 yrs

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
August 31, 2019
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

As of August 31, 2019, the Company had $352,982 in cash and a working capital deficit of $21,855,315. The Company also has generated losses and has an accumulated deficit as of August 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company  completed additional long term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018 and $2,804,187 on April 13, 2019 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments of $3,795,033 ($10,000,000 in the aggregate).  However, unless Management is able to extend the maturity date of the notes or obtain additional financing, the Company may not be able to meet its debt obligations which come due on May 31, 2020. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2019
(Unaudited)

On May 5, 2019, our Board of Directors approved the extension of 750,000 previously issued and outstanding stock options originally issued on May 5, 2014 to certain individuals for an additional year. The extended option exercise period for those options is now May 5, 2020.

The total outstanding stock options as of August 31, 2019 are 3,215,000. The Company used the Black-Scholes model to value the stock options at $1,107,836. For the period ended August 31, 2019, the Company expensed $8,875 as compensation expense compared to $1,060,166 in the comparable prior year period. The Company also used the Black-Scholes model to value the re-priced stock options at $275,024 and the options with the extended exercise period at $96,852 which were also expensed in the period. Following are the assumptions used in the valuation of the re-priced and extended options: Discount rates between 0.90% and 2.10%; Volatility between 85.51% and 79.75%; and with terms of 2.5 and 3.0 years for the re-priced options and discount rate of 1.93%, volatility of 107.15% and term of 1.33 year for the extended options.

The following table represents stock option activity for the period ended August 31, 2019:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding - November 30, 2018	4,640,000	$1.02	2.45
Exercisable - November 30, 2018	3,332,500	$1.03	1.84	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	1,425,000

Outstanding - August 31, 2019	3,215,000	$2.50	2.66
Exercisable - August 31, 2019	3,215,000	$2.50	2.66	$417,950

All the outstanding warrants have expired as of August 31, 2019.

The following table represents warrant activity for the period ended August 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding – November 30, 2018	225,000	$1.35	0.20
Exercisable - November 30, 2018	-0-
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	225,000

Outstanding – August 31, 2019	-0-	$0.0	0.00

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company is paying a director $750 per month rent for use of office space and services.

NOTE 6. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017.  The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum.  The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at August 31, 2019 is $105,869. The Company reserved a full allowance of $617,010 as of August 31, 2019.

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2019
(Unaudited)

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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of August 31, 2019, $2,831,768 of the debt discount was amortized to interest of which $689,409 was amortized during the current nine  month period compared to $907,110 for the nine month period in the prior year. The unamortized discount as of August 31, 2019 is $501,566.

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

TRIDENT BRANDS INCORPORATED
Notes to Consolidated Financial Statements
August 31, 2019
(Unaudited)

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019 while the balance of $3,795,033 shall be funded and issued in one or more tranches within 30 days of receipt of written request from the Company.  All of the convertible notes were extended and will mature on May 31, 2020.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

The Company analysed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting.  The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018 and $1,911,256 on the issuance date of April 13, 2019.  The assumptions used were a discount rate of 2.80% and 1.96%, volatility rate of 79.57% and 104.70% and a term of 1.50 and 1.13 years respectively. The Company used the Black-Scholes model to re-value the embedded conversion options issued on November 30, 2018 at $4,057,378 as of August 31, 2019. The change of $1,254,122 was recorded as derivative loss expense. The assumptions used were a discount rate of 1.96%, volatility of 132.46% and a term of 0.75 year.  The fair value of the embedded conversion options were recorded as debt discount and will be amortized over the term of the 2018 and 2019 Convertible Notes. The amortization recognized in the current period was $1,092,318. The unamortized discount as of August 31, 2019 was $1,710,938.

NOTE 8.  INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000 cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000. The costs incurred to meet these conditions are being charged to intangible assets. As of August 31, 2019, the Company has recorded $400,000 of costs to the asset account. Of this amount $200,000 will be paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the 9 months ended August 31, 2019, payments of $ 71,280 were made to DSM in connection with this liability and $49,680 in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended August 31, 2019 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2018 (“Form 10-K”).  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to October 21, 2019.

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

On October 18, 2019, each convertible note including the 2018 Convertible Note disclosed in Note 7 to the consolidated financial statements were amended to extend the maturity dates to March 31, 2021.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended August 31, 2019 and August 31, 2018.

Our operating results for three month periods ended August 31, 2019 and August 31, 2018 are summarized as follows:

	Three Months Ended	Three Months Ended
	August 31, 2019	August 31, 2018

Revenues	$342,109	$1,642,802
Gross Profit	$102,462	$93,840
Operating Expenses	$(1,499,845)	$(1,278,933)
Other Expenses	$(746,749)	$(583,973)
Net Loss	$(2,144,132)	$(1,769,066)

Add back:
Interest Expense	$983,745	$583,973
Depreciation	$2,095	$2,095
Amortization	$-0-	$8,083

EBITDA	(1,158,292)	$(1,174,915)

Revenues and Gross Profits

Sales in the third quarter of 2019 decreased to $342,109 versus $1,642,802 in the prior period. The decrease was the result of a commercial shift away from high-volume private label product sales to high-margin branded product sales in the current period.  Gross profit increased to $102,462 versus $93,840 with significant margin improvement in the period to 29.9% of revenues versus 5.7% of revenues in the prior period. This improvement is attributable to strong growth of Brain Armor® and P2N Peak Performance Nutrition® branded products. Management expects revenue and profit contribution improvement as commercial efforts continue to gain market traction.

Operating Expenses

Our operating expenses for the three month periods ended August 31, 2019 and August 31, 2018 are summarized below:

	Three Months Ended	Three Months Ended
	August 31, 2019	August 31, 2018

Professional Fees	$58,835	$56,736
General & Administrative Expenses	$937,802	$841,325
Marketing, Selling & Warehousing Expenses	$435,576	$289,422
Management Salary	$38,250	$25,500
Director's Fees	$6,500	$22,500
Rent	$22,882	$43,450

Operating expenses for the three month period ended August 31, 2019 were $1,499,845 as compared to $1,278,933 for the comparative period in 2018, an increase of 17.3%.  The increase in our operating expenses was primarily due to increased general and administrative costs as well as marketing and promotional expenses as we build out our organization and roll-out our product offering.  These costs are expected to continue to increase throughout 2019 as we continue to develop and commercialize our product offerings.

Other Expenses

Other expenses for the three month period ended August 31, 2019 increased to $746,749 versus $583,973 in the comparative period in 2018. The increase was primarily due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible notes entered into in 2016, 2017 and 2018.

EBITDA

Reported net loss for the three month period August 31, 2019 was $2,144,132 compared to $1,769,066 in the comparative period in 2018. After deducting interest, depreciation and amortization, EBITDA for the three month period ended August 31, 2019 was ($1,158,292) compared to ($1,174,915) in 2018. EBITDA included a non-cash derivative gain of $236,996 for the three month period August 31, 2019 and an option expense of $136,088 for the three month period August 31, 2018.

Nine Month Periods Ended August 31, 2019 and August 31, 2018

Our operating results for nine month periods ended August 31, 2019 and August 31, 2018 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	August 31, 2019	August 31, 2018

Revenues	$1,737,264	$5,135,435
Gross Profit	$600,791	$264,366
Operating Expenses	$(5,511,730)	$(3,951,104)
Other Expenses	$(4,219,228)	$(1,549,351)
Net Loss	$(9,130,167)	$(5,236,089)

Add back:
Interest Expense	$2,965,106	$1,549,351
Depreciation	$6,286	$6,287
Amortization	$-0-	$32,333

EBITDA	(6,158,775)	$(3,648,118)

Revenues and Gross Profits

Sales for the first half of 2019 decreased to $1,737,264 versus $5,135,435 in the prior period. The decrease was the result of a commercial shift away from high-volume private label product sales to high-margin branded product sales in the current period. Gross profit increased to $600,791 versus $264,366 with significant margin improvement in the period to 34.6% of revenues versus 5.1% of revenues in the prior period. This improvement is attributable to strong growth of Brain Armor® and P2N Peak Performance Nutrition® branded products. Management expects revenue and profit contribution improvement as commercial efforts continue to gain market traction.

Operating Expenses

Our operating expenses for the nine month periods ended August 31, 2019 and August 31, 2018 are summarized below:

	Nine Months Ended	Nine Months Ended
	August 31, 2019	August 31, 2018

Professional Fees	$690,244	$179,346
General & Administrative Expenses	$3,293,136	$2,996,993
Marketing, Selling & Warehousing Expenses	$1,267,103	$495,216
Management Salary	$115,500	$77,000
Director's Fees	$29,500	$67,500
Rent	$116,247	$106,299
Royalty	$-0-	$28,750

Operating expenses for the nine month period ended August 31, 2019 were $5,511,730 as compared to $3,951,104 for the comparative period in 2018, an increase of 39.5%.  The increase in our operating expenses was primarily due to increased general and administrative costs as well as marketing and promotional expenses as we build out our organization and roll-out our product offering. These costs are expected to continue to increase throughout 2019 as we continue to develop and commercialize our product offerings. Legal fees, included in professional fees, increased by $534,749 relating to ongoing litigation costs.

Other Expenses

Other expenses for the nine month period ended August 31, 2019 increased to $4,219,228 versus $1,549,351 in the comparative period in 2018. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible notes entered into in 2016, 2017 and 2018.

EBITDA

Reported net loss for the nine month period August 31, 2019 was $9,130,167 compared to $5,236,089 in the comparative period in 2018. After deducting interest, depreciation and amortization, EBITDA for the nine month period ended August 31, 2019 was ($6,158,775) compared to ($3,648,118) in 2018. EBITDA included a non-cash option expense of $380,751 for the nine month period August 31, 2019 compared to $1,060,166 in 2018 and a derivative loss of $1,254,122.

Balance Sheet Data

The following table provides selected balance sheets data as at August 31, 2019 and August 31, 2018.

Balance Sheet Data:

	August 31, 2019	August 31, 2018

Cash and cash equivalents	$352,982	$1,352,918
Total assets	$3,370,232	$5,052,016
Total liabilities	$24,819,039	$14,701,734
Stockholders' (deficit)	$(21,448,807)	$(9,649,718)

Total liabilities increased as a result of an increase in convertible debt of $5,539,947 and derivative liability of $4,057,378.

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

As of August 31, 2019, the Company had $352,982 in cash and a working capital deficit of $21,855,315. The Company also has generated losses and has an accumulated deficit as of August 31, 2019. The Company completed additional long term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018 and $2,804,187 on April 13, 2019 through the issuance of secured convertible promissory notes. The investor has agreed to make additional investments of $3,795,033 ($10,000,000 in the aggregate).  However, unless Management is able to extend the maturity date of the notes or obtain additional financing, the Company may not be able to meet its debt obligations which come due on May 31, 2020. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 21, 2019	Trident Brands Incorporated

/s/ Anthony Pallante
By: Anthony Pallante
(Chief Executive Officer & Chair of the Board)

/s/ Peter Salvo
By:Peter Salvo
(Principle Financial Officer)

/s/ Scott Chapman
By: Scott Chapman
(President & Director)