Form 10-K
period 2019-11-30
Trident Brands Inc
filed 2020-03-16
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-1367322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 South Executive Drive, Suite 101

Brookfield, WI 53005

(Address of Principal Executive Offices & Zip Code)

(262) 789-6689

(Telephone Number)

Resident Agents of Nevada

711 S. Carson Street, Suite 4

Carson City, NV 89701

(Name and Address of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Non-accelerated filer	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 16, 2020, the registrant had 32,311,887 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 16, 2020.

TRIDENT BRANDS INCORPORATED

FORM 10-K

For the year ended November 30, 2019

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended November 30, 2019 (“Form 10-K”) to the “Company”, “we”, “us”, “our”, “Trident” and “Trident Brands” or similar words and phrases are to Trident Brands Incorporated and its subsidiaries, taken together.

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

Part I

Item 1. Business

Business Description

Trident Brands Incorporated was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was initially formed to engage in the acquisition, exploration and development of natural resource properties, but has since transitioned and is now focused on branded consumer products and food ingredients. The Company is in the early growth stage and has commenced commercial activities following a period of organization and development of its business plan.

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

Sports Nutrition Product Inc. is 100% owned by Trident Brands and is currently inactive.

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of November 30, 2019 and 32,311,887 as of March 16, 2020.

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

At the same time Mark Holcombe resigned as Chief Executive Officer, President, Secretary and Treasurer, and was appointed as Chair of the Board of Directors and Chair of the Compensation Committee. Mr. Holcombe’s resignation as Chief Executive Officer, President, Secretary and Treasurer was not the result of any disagreement with our Company regarding its operations, policies, practices or otherwise.

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

On March 1, 2015, we acquired, through a licensing agreement with DSM Nutritional Products LLC (“DNP”), the exclusive global rights to Brain Armor® dietary supplements, a plant-based DHA supplement designed specifically for the needs of athletes. At the same time, a wholly-owned subsidiary, Brain Armor Incorporated was registered to hold the trademark license and all costs and revenue associated with commercial development of the Brain Armor® brand. As per the agreement, DNP shall be the sole source of the Company’s omega-3 oil requirements which will be DNP’s life’s DHATM oil and will supply the soft gel capsules in finished form to us. In order to maintain exclusivity to the license, we are required to meet certain targets with respect to product launches and sales volume. Also under the terms of the agreement we have the opportunity to exercise an option to purchase the Brain Armor(R) dietary supplement brand. The term of the Agreement and the license rights is for five (5) years and shall be subject to successive one (1) year automatic renewal periods, assuming all performance milestones have been met.

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

Key Developments in Fiscal 2019 and Fiscal 2020 to the Date of this Report

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement pursuant to which the Company has agreed to issue to Fengate an additional convertible promissory (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date. The 2018 Convertible Note will mature on May 31, 2020 and has been further extended to December 1, 2021.

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

In April 2019, Trident began shipping Brain Armor dietary supplement products to CVS Health under standard vendor trading agreement terms.

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

On November 6, 2019, the Company received the 3rd tranche of funding with proceeds of $3,795,033 less $936,168 withheld for interest payments up to and including June 30, 2020.

On January 9, 2020 the Company and Fengate Trident LP entered into an Amendment to Convertible Promissory Notes Agreement to amend the terms of certain convertible promissory notes issued pursuant to a Securities Purchase Agreement by and between the Company and the Purchaser dated September 26, 2016 and previously amended on November 30, 2018 and March 11, 2019. The Amendment affects the convertible notes issued February 5, 2015 (US$1,800,000), May 14, 2015 (US$500,000), September 26, 2016 (US$4,100,000), May 9, 2017 (US$4,400,000) and May 16, 2018 (US$1,500,000), respectively (collectively the “2016 Notes”). Pursuant to the Amendment, the Purchaser has agreed to convert all of the 2016 Notes on or before the earlier to occur of (i) the Maturity Date of the 2016 Convertible Notes and (ii) the Company raising new equity investment of not less than US$2,000,000, on terms mutually acceptable to the Purchaser and the Company (subject to the Purchaser’s regulatory considerations). Conversion of the 2016 Notes will occur in a single conversion transaction at a price that is equal to a 25% discount to the average closing price of the Company’s common stock for the 10 trading days immediately prior to the conversion date, with the exact structure of the conversion to be determined by the parties.

The Amendment also amends the outstanding convertible notes issued to the Purchaser on November 30, 2018 (US$3,400,780), April 13, 2019 (US$2,804,187) and November 6, 2019 (US$3,795,033) respectively (collectively the “Amended SPA Notes”). Maturity of the Amended SPA Notes has been extended to December 1, 2021. It was further agreed that interest on the Amended SPA Notes will accrue as at July 1, 2020 and be payable upon maturity.

On February 29, 2020 Mark R. Holcombe resigned as a director of the company. Mr. Holcombe will continue to provide business advisory services to the Company, pursuant to his agreement with the Company. On March 1, 2020 the Company’s Board of Directors appointed Richard Russell to serve on the Company’s Board of Directors, to serve in such capacity until the next annual meeting of stockholders of the Company, subject to earlier resignation or removal.

In connection with his appointment, the Company’s Board of Directors determined that Mr. Russell would meet the requirements of an “independent director” under the Nasdaq Stock Market’s corporate governance rules. Accordingly, the Board of Directors has designated Mr. Russell an “independent director” for corporate governance purposes. The Company intends to expand its Board of Directors and appoint additional “independent directors,” with the objective of enhancing corporate governance.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of November 30, 2019 the following trademarks have been registered or applications filed on behalf of Trident Brands Incorporated or operating subsidiaries of Trident Brands Incorporated:

16

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

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have yet to establish a history of profitable operations and, as at November 30, 2019, have an accumulated deficit of $34,225,630, realized since our inception on November 5, 2007. Early in the prior years we have generated only nominal revenues since our inception and thus have incurred operating losses. Our profitability will require the successful commercialization and sales of our planned products at acceptable margins. We may not be able to successfully achieve any of these requirements.

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

Item 3. Legal Proceedings

On January 11, 2019, the Company filed a lawsuit against Everlast World’s Boxing Headquarters Corp. (“Everlast”). This action involves Everlast’s attempts to prevent the Company from exercising its right to terminate a License Agreement between the parties pursuant to which Trident had the right to market certain Everlast-branded products.

On January 17, 2019, Everlast World’s Boxing Headquarters Corp. (“Everlast”) filed a counter civil lawsuit against the Company and other defendants. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. On February 26, 2020, the court in the Everlast matter issued an Opinion and Order granting a motion to dismiss all of Trident’s claims against Everlast and granting a motion for judgment on the pleadings as to liability against Trident. The Court left open the question of damages to be awarded to Everlast. Trident has requested that the parties participate in settlement discussions before a magistrate judge or, in the alternative, that Everlast engage in limited discovery on these matters.

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

As of November 30, 2019, we had 32,311,887 Shares of $0.001 par value common stock issued and outstanding held by 48 shareholders of record.

Of the 32,311,887 shares of common stock outstanding as of November 30, 2019, 8,441,724 shares are owned by Anthony Pallante, CEO and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

Securities authorized for issuance under equity compensation plans

As of November 30, 2019, we have issued the following securities under our 2013 Stock Option Plan:

	Name and Position	Number of Options	Date of Grant	Exercise price	Expiration	Vesting from date of Grant
1.	Scott Chapman Director, Chair of Corporate Governance Committee	100,000 100,000 100,000 150,000 150,000	May 5, 2014 May 5, 2014 May 5, 2014 Dec 6, 2017 Dec 6, 2017	$0.40 $0.40 $0.40 $0.40 $0.40	May 5, 2020 May 5, 2020 May 5, 2020 Dec 6, 2022 Dec 6, 2022	12 months 24 months 36 months Immediate 12 months
2.	Mark Holcombe President, CFO, Director, Chairman of the Compensation Committee	100,000 100,000 100,000 150,000 150,000	May 5, 2014 May 5, 2014 May 5, 2014 Dec 6, 2017 Dec 6, 2017	$0.40 $0.40 $0.40 $0.40 $0.40	May 5, 2020 May 5, 2020 May 5, 2020 Dec 6, 2022 Dec 6, 2022	12 months 24 months 36 months Immediate 12 months
3.	Peter Salvo Controller	50,000 50,000 50,000 75,000 75,000	May 5, 2014 May 5, 2014 May 5, 2014 Dec 6, 2017 Dec 6, 2017	$0.40 $0.40 $0.40 $0.40 $0.40	May 5, 2020 May 5, 2020 May 5, 2020 Dec 6, 2022 Dec 6, 2022	12 months 24 months 36 months Immediate 12 months
4.	Anthony Pallante CEO, Director, Chairman of the Board	375,000 375,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
5.	Brad Caistor	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
6.	Mark Cluett	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
7.	Nick Pili	75,000 75,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
8.	Alan Jones	75,000 75,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
9.	Landon McCluskey	16,250 16,250	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
10.	Tony Haddeman	16,250 16,250	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
	Total:	3,215,000

Section 16(a)

Based solely upon a review of Forms 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2019.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended November 30, 2019 and includes information available up to March 16, 2020, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Long-Lived Assets

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable. Such circumstances include, but are not limited to:

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

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset’s carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may incur charges for impairment in the future.

Revenue Recognition

We recognize revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place; the performance obligations of the agreement has been identified; the transaction price has been determined; the transaction price has been allocated to the performance obligations; and when each performance obligation is satisfied. Agreed trading terms with customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

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

Results of Operations for the Fiscal Years Ended November 30, 2019 and November 30, 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal years ended November 30, 2019 and 2018.

Our operating results for years ended November 30, 2019 and 2018 are summarized as follows:

	Year Ended	Year Ended
	Nov 30,	Nov 30,
	2019	2018

Revenues	$2,153,572	$5,655,431
Gross Profit	$429,761	$347,929
Operating Expenses	$6,950,756	$6,152,660
Impairment Loss	$	440,542
Other Expenses	$5,696,798	$2,175,098
Net Loss	$(12,217,793)	$(8,420,371)
Add back:
Interest Expense	4,371,507	2,175,099
Depreciation and Amortization	8,381	40,716
Impairment Loss	-0-	440,542
EBITDA	$(7,837,905)	(5,764,014)

Revenues and Gross Profits

Revenues decreased 62% in 2019 to $2,153,572 versus $5,655,431 in the prior year. The decrease was the result of the Company’s implementation of a strategic shift away from established commodity-based private label product sales to developing high-margin premium branded product sales in the period. This transition resulted in a 24% increase in gross profit to $429,761 versus $347,929 with significant margin improvement in the period to 20.0% of revenues versus 6.2% of revenues in the prior period. This improvement is attributable to early commercial development of Brain Armor® branded product sales. Management expects revenue and profit contribution improvement as these efforts gain further market traction.

Operating Expenses

Our operating expenses for the years ended November 30, 2019 and 2018 are outlined in the table below:

	2019	2018
Professional Fees	$988,832	$518,086
General & Administrative Expenses	$4,144,332	$4,396,801
Marketing, Selling & Warehousing Expenses	$1,485,024	$866,598
Management Salary	$153,750	$102,500
Director’s Fees	$29,500	$90,000
Rent	$149,318	$149,925
Royalty Fees	$-0-	$28,750

Operating expenses for the year ended November 30, 2019 were $6,950,756 as compared to $6,152,660 for the comparative period in 2019, an increase of 13.0%. The increase in our operating expenses is primarily due to increased general and administrative costs as we invest in the operational infrastructure necessary to build out our organization to support current and future growth. Significant increases were in legal expenses of $468,713.

The Company incurred an impairment loss of $440,542 in 2018 as a result of writing off the cost method investment in Packaging Labs.

Other Expenses

Other expenses for the year ended November 30, 2019 were $5,696,798 versus $2,175,098 in the comparative period in 2018, an increase of 161.9%. The increase was due to an increase in interest expense due to higher debt levels and the impact of certain other items including the beneficial conversion feature related to the convertible notes entered into in 2016, 2017 and 2018 and a derivative loss of $1,325,291 on the revaluation of the embedded conversion option of the 2018 and 2019 convertible notes.

Non-GAAP Financial Measure

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. EBITDA is a non-GAAP financial measure that we present in this annual report on Form 10-K to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA because it is a key measure used by our management to understand and evaluate our performance. Reported net loss for the year ended November 30, 2019 was $(12,217,793) compared to $(8,420,371) in the comparative period in 2018. After deducting non-cash amounts of interest, depreciation and amortization including impairment loss, EBITDA for the year ended November 30, 2019 was $(7,837,905) compared to $(5,764,016) in 2018.

Liquidity and Capital Resources

Our cash and cash equivalents balance at November 30, 2019 was $1,013,674. Management believes the current funds available to the company will be sufficient to fund our operations for the next twelve months from the date the financial statements are issued.

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

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement pursuant to which the Company has agreed to issue to Fengate an additional convertible promissory (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date. The 2018 Convertible Notes were extended and will mature on December 1, 2021.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019. The 3rd tranche of $3,795,033 less $936,168 withheld for withheld for interest payments up to and including June 30, 2020 was received on November 6, 2019. The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

Plan of Operation

Cash Requirements

Over the next 12 months we intend to carry on business as a food and nutritional products company. We anticipate that we will incur the following cash operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount ($)
Professional fees	100,000
Consulting/Advisor fees	450,000
Management Salary/Personal Services	1,950,000
Sales, Travel and Marketing	1,800,000
Other general administrative expenses	500,000
Rent	100,000
Total	4,900,000

We will require net funds of approximately $4,900,000 over the next twelve months to operate our business. We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of November 30, 2019, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of November 30, 2019 and identified the following material weaknesses:

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Anthony Pallante(1)	62	Chief Executive Officer, Director and Chair of the Board of Directors.
Scott Chapman(2)	56	President, Director, Chair of the Corporate Governance Committee and Chair of the Compensation Committee
Richard Russell(3)	59	Director, Chair of the Audit Committee
Mark Cluett(4)	49	Chief Operating Officer
Peter Salvo(5)	65	VP Finance, Controller and Secretary.

(1)	Anthony Pallante was appointed CEO, Director and Chair of the Board of Directors on December 2, 2016.

(2)

Scott Chapman was appointed as President on June 1, 2019. He was appointed as Chair of the Audit Committee on December 2, 2016 and as a Director and Chair of the Governance Committee of our company on March 21, 2014.

(3)	Richard Russell was appointed as a Director of our company on March 1, 2020 and serves as Chair of the Audit Committee.

(4)	Mark Cluett was appointed Chief Operating Officer on February 15, 2017.

(5)	Peter Salvo was appointed as a Controller of our company on March 21, 2014 and assumed the positions of Principle Financial Officer and Principal Accounting Officer on June 1, 2019.

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

Scott Chapman, President,

Director and Chair of the Corporate Governance Committee and Compensation Comnmittee

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

Richard Russell,

Director, and Chair of the Audit Committee.

Since November 2017, Mr. Russell has served as Chief Financial Officer of LM Funding America, Inc., a Florida based Nasdaq listed technology-based specialty finance company offering unique funding solutions to community associations. Since December 2019, Mr. Russell has served as Chief Financial Officer of Generation Income Properties Inc., a Florida based real estate investment company quoted on the OTCQB. Since August 2016, Mr. Russell has been a Board Member of the Hillsborough County Internal Audit Commission, of which he was appointed Chairman in January 2020. From September 2013 to December 2016, Mr. Russell served as Chief Financial Officer of Mission Health Communities, a skilled nursing company with 32 skilled and assisted living facilities in Florida. From 2007 – 2013, Mr. Russell was the Sr. Director Corp. Finance - Sr. Director - Head of Internal Audit - Assistant Corporate Controller of Cott Corporation, a large public international manufacturing beverage company headquartered in Florida.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2019, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compensation	Total
Anthony Pallante, Director & CEO	2019	0	10,000	0	$0	0	0	$264,000	$274,000
	2018	0	3,750	0	$317,735	0	0	$216,000	$537,485

Mark Holcombe, Director, President & CFO	2019	0	7,000	0	$0	0	0	$215,000	$222,000
	2018	0	3,000	0	$127,094	0	0	$188,000	$318,094

Mark Cluett, COO	2019	0	6,750	0	$0	0	0	$177,500	$184,250
	2018	0	1.250	0	$127,094	0	0	$152,000	$280,344

Scott Chapman, Director	2019	0	0	0	$0	0	0	$117,000	$117,000
	2018	0	0	0	$127,094	0	0	$24,000	$151,094

Peter Salvo, Controller	2019	0	4,000	0	$0	0	0	$150,000	$154,000
	2018	0	2,000	0	$63,547	0	0	$96,000	$161,547

Our officers and directors have written service contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, of which no options were issued in 2019, there are presently no personal benefits available to our officers and directors.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony Pallante	$2,000	0	$0	0	0	$272,000	$274,000
Mark Holcombe	$2,000	0	$0	0	0	$220,000	$222,000
Scott Chapman	$12,000	0	$0	0	0	$105,000	$117,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Anthony Pallante	Common Stock	8,441,724	26.13%
Mark Holcombe	Common Stock	500,000	1.55%
Scott Chapman	Common Stock	400,000	1.24%
Mark Cluett	Common Stock	52,000.16%
Peter Salvo	Common Stock	10,000.03%
All officers and directors as a group	Common stock, $0.001 par value
		9,403,724	29.10%
5%+ Security Holders
2373539 Ontario Inc	Common Stock	3,000,000	9.28%
Francesca Pallante	Common Stock	3,000,000	9.28%
Fengate Trident GP Inc	Common Stock	2,000,000	6.19%
	Common stock, $0.001 par value
All 5%+ Security Holders		8,000,000	24.76%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Percentage of shares outstanding is calculated based on total shares outstanding as at March 16, 2020 of 32,311,887. This total does not include outstanding warrants or options of the Company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since the beginning of the November 30, 2019 fiscal year, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Mark Holcombe

Our company rents office space from Mr. Holcombe for $750 per month.

Promoters and Certain Control Persons

Mark Holcombe, who is a former director of our company, was our only promoter in the past five fiscal years. Mr. Holcombe has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter. However, he holds 500,000 or approximately 1.55% of our issued and outstanding common shares. Additionally, Mr. Holcombe received fees for his service on our Board of Directors plus fees as a contracted service provider for the Company. As of November 30, 2019 Mr. Holcombe also has the following options:

Number of Options	Date of Grant	Exercise price	Expiration	Vesting from date of Grant
100,000	May 5, 2014	$0.40	May 5, 2020	12 months
100,000	May 5, 2014	$0.40	May 5, 2020	24 months
100,000	May 5, 2014	$0.40	May 5, 2020	36 months
150,000	Dec 6, 2017	$0.40	Dec 6, 2022	Immediate
150,000	Dec 6, 2017	$0.04	Dec 6, 2022	12 months

Corporate Governance

We were acting with three directors, consisting of Mark Holcombe, Anthony Pallante and Scott Chapman. On February 29, 2020 Mark Holcombe resigned as a director of the company. He will continue to provide business advisory services to the Company. On March 1, 2020 the Company’s Board of Directors appointed Richard Russell to serve on the Company’s Board of Directors, to serve in such capacity until the next annual meeting of stockholders of the Company. In connection with his appointment, the Company’s Board of Directors determined that Mr. Russell would meet the requirements of an “independent director” under the Nasdaq Stock Market’s corporate governance rules. Accordingly, the Board of Directors has designated Mr. Russell an “independent director” for corporate governance purposes. The Company intends to expand its Board of Directors and appoint additional “independent directors,” with the objective of enhancing corporate governance.

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

Item 14. Principal Accountant Fees and Services

The total fees charged to the company for audit services were $61,300 and for other services were $Nil during the year ended November 30, 2019.

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

Trident Brands Incorporated

March 16, 2020	/s/ Anthony Pallante
By: Anthony Pallante
(CEO, Director & Chair of the Board)

/s/ Peter Salvo
By: Peter Salvo
(Principle Financial Officer)

/s/ Scott Chapman
By: Scott Chapman
(President & Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trident Brands Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trident Brands Incorporated and its subsidiaries (collectively, the “Company”) as of November 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 16, 2020

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets

	As of	As of
	November 30,	November 30,
	2019	2018

ASSETS

Current Assets
Cash and Cash Equivalents	$1,013,674	$3,133,303
Accounts Receivable, net of allowance of $55,979 and $32,383, respectively	280,347	357,492
Inventory	2,082,826	2,055,063
Prepaid and other current assets	168,327	123,599

Total Current Assets	3,545,174	5,669,457

Fixed Assets-Furniture & Fixtures, net	4,413	31,663
Intangible Assets, net	400,000	393,580

TOTAL ASSETS	$3,949,587	$6,094,700

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$443,247	$1,289,833
Accrued Liabilities	3,605,175	2,994,453
Derivative Liability	5,825,480	892,000
Convertible Debt, net of discount $334,988	11,965,012	-
Total Current Liabilities	21,838,914	5,176,286

Convertible Debt, net of discount of $3,352,894 and $2,082,975 respectively	6,647,106	13,617,805

Total Liabilities	28,486,020	18,794,091

Stockholders’ Deficit

Common stock, $0.001 par value, 300,000,000 shares authorized; 32,311,887 shares issued and outstanding as of November 30, 2019 and November 30, 2018	32,312	32,312
Additional paid-in capital	9,945,488	9,564,737
Non-Controlling Interest in Subsidiary	(288,603)	(170,999)
Accumulated Deficit	(34,225,630)	(22,125,441)

Total Stockholders’ Deficit	(24,536,433)	(12,699,391)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,949,587	$6,094,700

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2019	2018

Revenues, net	$2,153,572	$5,655,431

Cost of Sales	1,723,811	5,307,502

Gross Profit	429,761	347,929

General & Administrative Expenses	(6,950,756)	(6,152,660)
Impairment Loss	-	(440,542)

Loss from Operations	(6,520,995)	(6,245,273)

Other Income (Expenses)
Interest Expense, net	(4,371,507)	(2,175,098)
Derivative gain (loss)	(1,325,291)	-

Total Other Income (Expenses)	(5,696,798)	(2,175,098)

Net Loss	$(12,217,793)	$(8,420,371)

Net loss attributable to Trident	(12,100,189)	(8,374,021)
Net loss attributable to Non-Controlling Interests	(117,604)	(46,350)

Loss per share - Basic and diluted	$(0.37)	$(0.26)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders' Deficit
From the years ended November 30, 2019 and 2018

		Common	Additional
	Common	Stock	Paid-in	Accumulated	Non-Conrolling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2017	32,311,887	$32,312	$7,869,962	$(13,751,420)	$(124,649)	$(5,973,795)

Beneficial Conversion Feature on Convertible Debt	-	-	500,000	-	-	500,000
Stock Options Expenses	-	-	1,194,775	-	-	1,194,775
Net loss, November 30, 2018	-	-	-	(8,374,021)	(46,350)	(8,420,371)

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

Stock Options Expenses	-	-	380,751	-	-	380,751
Net loss, November 30, 2019	-	-	-	(12,100,189)	(117,604)	(12,217,793)

Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,217,793)	$(8,420,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,939,450	1,263,619
Amortization of license, IP	-	32,333
Depreciation expense	8,381	8,383
Derivative Loss	1,325,291
Impairment Loss	-	440,542
Stock options expense	380,751	1,194,775
Provision for bad debts	-	617,010

Changes in operating assets and liabilities:
Accounts Receivable	77,145	714,084
Prepaid expenses	(44,728)	190,334
Inventory	(27,763)	(1,922,112)
Accounts payable and accrued liabilities	(235,864)	1,213,398

Cash used in operating activities	(7,795,130)	(4,668,005)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	18,869	-
Additions of intangible assets	(6,420)	(243,260)

Cash provided by (used in) investing activities	12,449	(243,260)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debt	5,663,052	4,900,780

Cash provided by financing activities	5,663,052	4,900,780

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,119,629)	(10,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,133,303	3,143,788

CASH AND CASH EQIVALENTS AT END OF PERIOD	$1,013,674	$3,133,303

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	1,380,637	-

NON-CASH TRANSACTIONS
Unpaid intangible asset acquired	$-	$150,320
Beneficial conversion feature	-	500,000
Nonmonetary exchange of Steampak Ltd for investment in Packaging Innovation Lab	-	440,542
Financing of insurance premiums	-	77,405
Debt discount related to derivative liability	3,608,189	892,000

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (“we”, “our”, “the Company”) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

Principles of Consolidation

The Company’s consolidated financial statements as of November 30, 2019 include the accounts of Trident Brands Incorporated and its subsidiaries: Trident Brands Canada Ltd, Sports Nutrition Products Inc., Brain Armor Inc., Trident Sports Nutrition Inc. and Trident Brands International Ltd.

Earnings (Loss) Per Share

The Company follows the guidance in ASC No. 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Due to net losses during the years ended November 30, 2019 and 2018, diluted earnings (loss) per share are the same as the basic earnings (loss) per share since inclusion of common stock equivalents would have been anti-dilutive.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary. As of November 30, 2019 and 2018, the Company’s accounts receivable was netted against an allowance of $55,979 and $32,383 respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method. We regularly review inventory for obsolete and slow-moving inventory and write it off as necessary.

Inventory at November 30, 2019 consist of raw materials and finished goods of $1,088,949 and $993,877, respectively. Inventory at November 30, 2018 consist of raw materials and finished goods of $891,080 and $1,163,983, respectively.

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

Long-Lived Assets

We review our long-lived assets, including intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable. Such circumstances include, but are not limited to:

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

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset’s carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

Intangible Assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company currently does not have any amortizable intangible assets. The Company’s indefinite-lived intangible assets consist of trademarks.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of November 30, 2019 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the 2018 convertible note, with a fair value of $5,825,480 as of November 30, 2019 and $892,000 as of November 30, 2018. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2017	$-0-
Net transfers in debt discount related to derivative liability	892,000
Balance at November 30, 2018	892,000
Unrealized derivative loss included in other expense	1,325,291
Net transfers in debt discount related to derivative liability	3,608,189
Balance at November 30, 2019	$5,825,480

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of November 30, 2019 and November 30, 2018:

	2019	2018
Market value of stock on measurement date	$0.285 and $ 0.445	$0.360
Risk-fee interest rate	1.96%	2.8%
Dividend yield	0%	0%
Volatility factor	126.24% to 104.70%	79.57%
Term.	0.50 yr and 1.13 yrs	1.50 yr

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

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

Four customers accounted for 29.7%, 21.8%, 15.0% and 12.7% of total revenue, compared to two customers for 90.5% and 5.2% in the prior year. Four customers accounted for 29.8%, 11.8%, 6.6% and 5.8% of total accounts receivable, compared to two customers for 59.7% and 17.4% in the prior year.

The Company records revenue when all of the following criteria are met: 1) the contract with a customer is identified, 2) the performance obligations in the contract are identified, 3) the transaction price is determined, 4) the transaction price has been allocated to the performance obligations and 5) when each performance obligation is satisfied.

We record a reduction to gross sales based on estimated customer returns and allowances.

Cost of Sales

Cost of sales includes the direct purchase cost of the product based on the FIFO method.

The Company purchased 98% of its products from three vendors for the year ended November 30, 2019 and one vendor provided 97% of the Company’s products for the year ended November 30, 2018.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of November 30, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management’s evaluation was that there was no impact to the Company’s consolidated financial statements.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

In December 2018, the FASB issued ASC 842 and as ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (FASB). It replaced the previous US GAAP leasing standard, ASC 840. The purpose of the new standard is to close a major accounting loophole in ASC 840: off-balance sheet operating leases. Public companies began to implement the standard starting after December 15, 2018. Private companies will follow a year later on December 15, 2020. ASC 842 represents a significant overhaul of the accounting treatment for leases, with the most significant change being that most leases, including most operating leases, are now capitalized on the balance sheet. Under ASC 840, FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to 12 months in length. This became effective December 1, 2018 and the Company chose early adoption. The adoption did not have any material impact on the Company’s consolidated financial statements as the Company has no long term leases.

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

As of November 30, 2019, the Company had $1,013,674 in cash and a working capital deficit of $18,293,740. The Company also has generated losses and has an accumulated deficit as of November 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed additional long-term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018, $2,804,187 on April 13, 2019 and $3,795,033 (less $936,168 withheld for interest payments up to and including June 30, 2020) on November 6, 2019 through the issuance of secured convertible promissory notes. However, unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

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

NOTE 5. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017. The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum. The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at November 30, 2018 is $105,869. The Company reserved a full allowance of $617,010 as of November 30, 2019 and November 30, 2018.

NOTE 6. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000 cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000. The costs incurred to meet these conditions are being charged to intangible assets. As of November 30, 2019, the Company has recorded $400,000 of costs to the asset account. Of this amount $200,000 will be paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the 12 months ended November 30, 2019 and 2018, payments of $71,280 and $49,680, respectively, were made to DSM in connection with this liability.

NOTE 7. WARRANTS AND OPTIONS

On December 6, 2017, our Board of Directors authorized the issuance to its members and management stock options to purchase up to 2,615,000 shares of our common stock. 1,307,500 of the options vest upon issuance and are exercisable for up to five years at $0.85 per share, while the remaining 1,307,500 will vest 12 months following issuance and be exercisable for up to five years at $1.00 per share. The Options were issued pursuant to the Company’s 2013 Stock Option Plan, which was registered with the Securities and Exchange Commission on Form S-8 in January, 2015. The 2013 Stock Option Plan authorizes Trident to issue incentive and non-qualified stock options to employees and consultants of the Company to purchase a number of shares not to exceed 15% of the Company’s currently issued and outstanding securities.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

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

The total outstanding stock options as of November 30, 2019 are 3,215,000. The Company used the Black-Scholes model to value the stock options at $1,107,836. For the period ended November 30, 2019, the Company expensed $8,875 as compensation expense compared to $1,194,775 in the comparable prior year period. The Company also used the Black-Scholes model to value the re-priced stock options at $275,024 and the options with the extended exercise period at $96,852 which were also expensed in the period. Following are the assumptions used in the valuation of the re-priced and extended options: Discount rates between 0.90% and 2.10%; Volatility between 85.51% and 79.75%; and with terms of 2.5 and 3.0 years for the re-priced options and discount rate of 1.93%, volatility of 107.15% and term of 1.33 year for the extended options.

The following table represents stock option activity as of and for the years ended November 30, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2017	2,025,000	$0.96	1.43
Exercisable - November 30, 2017	2,025,000	$0.96	1.43	$84,167
Granted	2,615,000
Exercised or Vested	-0-
Forfeited or Expired	-0-
Outstanding – November 30, 2018	4,640,000	$1.02	2.45
Exercisable - November 30, 2018	3,332,500	$1.03	1.84	-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	1,425,000
Outstanding - November 30, 2019	3,215,000	$2.50	2.42
Exercisable - November 30, 2019	3,215,000	$2.50	2.42	-0-

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

As of November 30, 2019, the Company has no outstanding warrants. All the outstanding warrants have expired.

The following table represents warrant activity for the years ended November 30, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – November 30,2017	225,000	$1.35	1.20	-
Exercisable – November 30,2017	225,000
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	-0-
Outstanding – November 30, 2018	225,000	$1.35	0.20
Exercisable - November 30, 2018	225,000
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	225,000
Outstanding – November 30, 2019	-0-	$0.0	0.00

NOTE 8. RELATED PARTY TRANSACTIONS

The Company does not own any real or personal property. The Company is paying a former director $750 per month rent for use of office space and services.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. Amortization of the debt discount charged to interest amounted to $855,987 and $1,263,619 for the years ended November 30, 2019 and 2018, respectively. As of November 30, 2019 and 2018 the unamortized discount amounted to $334,988 and $1,190,975, respectively.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019. The 3rd tranche of $3,795,033 less $936,168 withheld for interest payments up to and including June 30, 2020 was received on November 6, 2019. The withheld interest was recorded as debt discount. As of November 30, 2019, $226,168 was amortized and $710,000 is unamortized. On January 9, 2020 2018 Convertible Note was extended and will mature on December 1, 2021.

The Company intends to use the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and selling expenses.

The Company analysed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting. The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018, $1,911,256 on the issuance date of April 13, 2019 and $1,696,933 on the issuance date of November 6, 2019. The assumptions used were a discount rate of 2.80%, 1.96% and 1.96%; volatility rate of 79.57%, 104.70% and 107.3%; and a term of 1.50, 1.13 and 0.57 years respectively. The Company used the Black-Scholes model to re-value the embedded conversion options issued on November 30, 2018 at $5,825,480 as of November 30, 2019. The change of $1,325,291 was recorded as derivative loss expense. The assumptions used were a discount rate of 1.96%, volatility of 126.24% and a term of 0.50 year. The fair value of the embedded conversion options were recorded as debt discount and will be amortized over the term of the 2018 and 2019 Convertible Notes. The amortization recognized in the current period was $1,857,295. The unamortized discount as of November 30, 2019 was $2,642,894.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

The Royalty Calculation, as per the terms of the agreement, are as follows: In 2013, 7% of Net Retail Sales and 7% of 60% of Direct Response Sales Revenue; in 2014, 8% of Net Retail Sales and 8% of 60% of Direct Response Sales Revenue; in 2015, 9% of Net Retail Sales and 9% of 60% of Direct Response Sales Revenue; in 2016 onwards, 10% of Net Retail Sales and 10% of 60% of Direct Response Sales Revenue. The Annual Minimum Guaranteed Royalty is $120,000 in 2014, $235,000 in 2015, $320,000 in 2016, $345,000 in 2017 and in 2018 onwards, if the Agreement remains in force, will be 75% of the previous Year’s Royalty Calculation or the previous Year’s Annual Minimum Guaranteed Royalty plus 10%, whichever is greater.

The agreement was terminated on December 31, 2017. On January 17, 2019, Everlast World’s Boxing Headquarters Corp. (“Everlast”) filed a counter civil lawsuit against the Company and other defendants. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. On February 26, 2020, the court in the Everlast matter issued an Opinion and Order granting a motion to dismiss all of Trident’s claims against Everlast and granting a motion for judgment on the pleadings as to liability against Trident. The Court left open the question of damages to be awarded to Everlast. Trident has requested that the parties participate in settlement discussions before a magistrate judge or, in the alternative, that Everlast engage in limited discovery on these matters. The Company has accrued the unpaid royalties as of November 30, 2019 and 2018 of $425,555.

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

NOTE 11. INCOME TAXES

Deferred tax assets consist of:

	As of November 30, 2019	As of November 30, 2018
Deferred tax assets:
Net operating tax carryforwards	$22,578,663	$13,622,442
Tax Rate	21%	21%
Gross deferred tax assets	4,741,519	2,860,713
Valuation allowance	(4,741,519)	(2,860,713)
Net deferred tax assets	$-0-	$-0-

As of November 30, 2019, the Company has a net operating loss carryforward of approximately $23 million. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance. Tax years 2016 to 2019 are open to examination by federal and state taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 was reduced to 21%.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2019 and 2018

NOTE 12. SUBSEQUENT EVENTS

On January 9, 2020 the Company and Fengate Trident LP entered into an Amendment to Convertible Promissory Notes Agreement to amend the terms of certain convertible promissory notes issued pursuant to a Securities Purchase Agreement by and between the Company and the Purchaser dated September 26, 2016 and previously amended on November 30, 2018 and March 11, 2019. The Amendment affects the convertible notes issued February 5, 2015 (US$1,800,000), May 14, 2015 (US$500,000), September 26, 2016 (US$4,100,000), May 9, 2017 (US$4,400,000) and May 16, 2018 (US$1,500,000), respectively (collectively the “2016 Notes”). Pursuant to the Amendment, the Purchaser has agreed to convert all of the 2016 Notes on or before the earlier to occur of (i) the Maturity Date of the 2016 Convertible Notes and (ii) the Company raising new equity investment of not less than US$2,000,000, on terms mutually acceptable to the Purchaser and the Company (subject to the Purchaser’s regulatory considerations). Conversion of the 2016 Notes will occur in a single conversion transaction at a price that is equal to a 25% discount to the average closing price of the Company’s common stock for the 10 trading days immediately prior to the conversion date, with the exact structure of the conversion to be determined by the parties.

The Amendment also amends the outstanding convertible notes issued to the Purchaser on November 30, 2018 (US$3,400,780), April 13, 2019 (US$2,804,187) and November 6, 2019 (US$3,795,033) respectively (collectively the “Amended SPA Notes”). Maturity of the Amended SPA Notes has been extended to December 1, 2021. It was further agreed that interest on the Amended SPA Notes will accrue as at July 1, 2020 and be payable upon maturity.

