Form 10-Q
period 2020-02-29
Trident Brands Inc
filed 2020-04-20
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

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

The number of the registrant’s common shares outstanding as of April 20, 2020 was 32,311,887.

TRIDENT BRANDS INCORORATED

FORM 10-Q

For the quarterly period ended February 29, 2020

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

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

●	we have a limited operating history with significant losses and expect losses to continue for the foreseeable future;

●	we could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations;

●	we are governed by only three persons serving as directors and officers which may lead to faulty corporate governance;

●	we must attract and maintain key personnel or our business may fail;

●	we may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions;

●	our business and operating results could be harmed if we fail to manage our growth or change;

●	we have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations;

●	if our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable;

●	if we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could impact our ability to stay in business;

●	we could lose our competitive advantages if we are not able to protect any of our food and nutritional products and intellectual property rights against infringement, and any related litigation could be time-consuming and costly;

●	if we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained;

●	if we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained;

●	our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands;

●

our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm product sales and harm our financial condition and operating results;

●

if we do not introduce new products or make enhancements to adequately meet the changing needs of our customers, some of our products could fail in the marketplace, which could negatively impact our revenues, financial condition and operating results;

●	we are affected by laws and governmental regulations with potential penalties or claims, which could harm our financial condition and operating results;

●

since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality and which are manufactured in compliance with applicable laws, then our financial condition and operating results would be harmed;

●	we may incur material product liability claims, which could increase our costs and harm our financial condition and operating results;

●	unless we can generate sufficient cash from operations or raise additional funds, we may not be able to meet our debt obligations;

●	our customers generally are not obligated to continue purchasing products from us;

●	if we do not manage our supply chain effectively, our operating results may be adversely affected;

●	our stock price may be volatile, which may result in losses to our shareholders;

●	our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all;

●

the market price for our common stock is particularly volatile given our status as a relatively small and developing company, which could lead to wide fluctuations in our share price. Our shareholders may be unable to sell your common stock at or above their purchase price if at all, which may result in substantial losses;

●	we do not anticipate paying any cash dividends to our common shareholders and as a result shareholders may only realize a return when the shares are sold;

●	we are listed on the OTCQB quotation system and our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares;

●	volatility in our common share price may subject us to securities litigation;

●

the elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees;

●	our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance; and

●	The recent coronavirus outbreak could have an adverse effect on our business.

Concerns are rapidly growing about the global outbreak of a novel strain of coronavirus (COVID-19). The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our customers and supply chain.

As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Sports Nutrition Products Inc. is 100% owned by Trident Brands and is currently inactive.

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of February29, 2020 and 32,311,887 as of April 20, 2020.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended February 29, 2020 immediately follow.

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	February 29,	November 30,
	2020	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$230,682	$1,013,674
Accounts Receivable, net of allowance of $55,979 and $55,979 respectively	167,511	280,347
Inventory	1,954,286	2,082,826
Prepaid and other current assets	171,759	168,327

Total Current Assets	2,524,238	3,545,174

Fixed Assets-Furniture & Fixtures, net	2,317	4,413
Intangible Assets, net	400,000	400,000

TOTAL ASSETS	$2,926,555	$3,949,587

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$533,031	$443,247
Accrued Liabilities	3,976,028	3,605,175
Derivative Liability	11,379,413	5,825,480
Convertible Debt, net of discount $168,410 and $334,988 respectively	12,131,590	11,965,012
	-	-
Total Current Liabilities	28,020,062	21,838,914

Convertible Debt, net of discount $2,319,675 and $3,352.894, respectively	7,680,325	6,647,106

Total Liabilities	35,700,387	28,486,020

Stockholders' Deficit

Common stock, $0.001 par value, 300,000,000 shares
authorized; 32,311,887 shares issued and outstanding
as of February 29, 2020 and November 30, 2019	32,312	32,312
Additional paid-in capital	5,964,268	9,945,488
Non-Controlling Interest in Subsidiary	(318,354)	(288,603)
Accumulated Deficit	(38,452,058)	(34,225,630)

Total Stockholders' Deficit	(32,773,832)	(24,536,433)

TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIT	$2,926,555	$3,949,587

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended	Ended
	February 29,	February 28,
	2020	2019

Revenues, net	$161,885	$945,007

Cost of Sales	84,929	610,365

Gross Profit	76,956	334,642

General & Administrative Expenses	(1,313,734)	(1,884,243)

Loss from Operations	(1,236,778)	(1,549,601)

Other Income (Expenses)
Interest Expense, net	(1,446,688)	(854,251)
Derivative loss	(1,572,713)	(828,098)

Total Other Income (Expenses)	(3,019,401)	(1,682,349)

Net Loss	$(4,256,179)	$(3,231,950)

Net loss attributable to Trident	(4,226,428)	(3,214,574)
Net loss attributable to Non-Controlling Interests	(29,751)	(17,376)
Loss per share - Basic and diluted	$(0.13)	$(0.10)

Weighted average number of common
shares outstanding - Basic and diluted	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders' Deficit
From the quarter ended February 29, 2020 and February 28, 2019 (Unaudited)

		Common	Additional		Non-
	Common	Stock	Paid-in	Accumulated	Conrolling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

Stock Options Expense	-	-	283,899	-	-	283,899
Net loss, February 28, 2019	-	-	-	(3,214,574)	(17,376)	(3,231,950)

Balance, February 28, 2019	32,311,887	$32,312	$9,848,636	$(25,340,015)	$(188,375)	$(15,647,442)

Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

APIC reclassified to derivative liability	-	-	(3,981,220)	-	-	(3,981,220)
Net loss, February 29, 2020	-	-	-	(4,226,428)	(29,751)	(4,256,179)

Balance, February 29, 2020	32,311,887	$32,312	$5,964,268	$(38,452,058)	$(318,354)	$(32,773,832)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	February 29,	February 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,256,179)	$(3,231,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,199,797	510,003
Depreciation expense	2,096	2,095
Derivative Loss	1,572,713	828,098
Stock options expense	-	283,899

Changes in operating assets and liabilities:
Accounts Receivable	112,836	(383,344)
Prepaid expenses	(3,432)	(43,803)
Inventory	128,540	150,830
Accounts payable and accrued liabilities	460,637	(790,655)

Cash used in operating activities	(782,992)	(2,674,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions of Intangible Assets	-	(6,420)

Cash provided by (used in) investing activities	-	(6,420)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(782,992)	(2,681,247)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,013,674	3,133,303

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230,682	$452,056

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$103,157

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

February 29, 2020

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2019 as reported in the Form 10-K have been omitted.

Customer Concentration

The Company had six major customers that accounted for approximately 54.8% of sales for the three month period ended February 29, 2020 and 69.0% of the accounts receivable compared to four major customers that accounted for 79.2% of sales and 54.0% of the accounts receivable for the 12 month period ended November 30, 2019.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

February 29, 2020

(Unaudited)

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of February 29, 2020 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the “2016” and “2018” convertible notes, with a fair value as of February 29, 2020 of $11,379,413. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2019	$5,825,480
APIC reclassified to derivative liability	3,981,220
Unrealized derivative loss included in other expense	1,572,713
Balance at February 29, 2020	$11,379,413

During the quarter ended February 29, 2020, the embedded conversion option on the 2016 convertible notes qualified for derivative accounting.  The beneficial conversion feature that was recorded to additional paid in capital (APIC) when the convertible notes were first issued amounting to $3,981,220 were reclassified to derivative liability when the conversion price on the notes were amended to a variable conversion rate (see Note 5). The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

February 29, 2020

(Unaudited)

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of February 29, 2020:

Market value of stock on measurement date	$0.30
Risk-fee interest rate	1.96%
Dividend yield	0%
Volatility factor	140.60% to 126.74%
Term	0.25 yr and 1.76 yr

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that there are none that will have a material impact on the Company’s financial statements.

NOTE 3. GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of February 29, 2020, the Company had $230,682 in cash and a working capital deficit of $25,495,824. The Company also has generated losses and has an accumulated deficit as of February 29, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed additional long-term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018, $2,804,187 on April 13, 2019 and $3,795,033 (less $936,168 withheld for interest payments up to and including June 30, 2020) on November 6, 2019 through the issuance of secured convertible promissory notes. However, unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

February 29, 2020

(Unaudited)

NOTE 4. WARRANTS AND OPTIONS

The following table represents stock option activity for the period ended February 29, 2020:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2019	3,215,000	$0.40	2.42
Exercisable - November 30, 2019	3,215,000	$0.40	2.42	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	-0-

Outstanding - February 29, 2020	3,215,000	$0.40	2.17
Exercisable - February 29, 2020	3,215,000	$0.40	2.17	$-0-

As of February 29, 2020, the Company has no outstanding warrants. All the outstanding warrants have expired.

NOTE 5. CONVERTIBLE DEBT

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

On September 26, 2016, the Company entered into a securities purchase agreement with a non-US institutional investor, pursuant to which, in consideration for proceeds of $4,100,000, the Company issued a secured convertible promissory note in the amount of $4,100,000. Pursuant to the securities purchase agreement, the investor had agreed, from time to time after January 1, 2017, to make additional investments at the Company’s request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

February 29, 2020

(Unaudited)

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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of February 29, 2020, $3,164,924 of the debt discount was amortized to interest of which $166,578 was amortized during the current three month period compared to $352,591 for the three month period in the prior year. The unamortized discount as of February 29, 2020 is $168,410.

On November 30, 2018 the Company and Fengate Trident LP (“Fengate”) entered into a Securities Purchase Amendment Agreement pursuant to which the Company has agreed to issue to Fengate an additional convertible promissory note (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019. The 3rd tranche of $3,795,033 less $936,168 withheld for interest payments up to and including June 30, 2020 was received on November 6, 2019. The withheld interest was recorded as debt discount. As of February 29, 2020, $529,501 was amortized and $406,667 is unamortized. On January 9, 2020 the 2018 Convertible Notes were extended and will mature on December 1, 2021.

The Company analysed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting. The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018, $1,911,256 on the issuance date of April 13, 2019 and $1,696,933 on the issuance date of November 6, 2019. The assumptions used were a discount rate of 2.80%, 1.96% and 1.96%; volatility rate of 79.57%, 104.70% and 107.3%; and a term of 1.50, 1.13 and 0.57 years respectively. The Company used the Black-Scholes model to re-value the embedded conversion options at $7,005,678 as of February 29, 2020. The change of $1,180,198 was recorded as derivative loss expense. The assumptions used were a discount rate of 1.96%, volatility of 126.74% and a term of 1.76 year. The fair value of the embedded conversion options were recorded as debt discount and will be amortized over the term of the 2018 Convertible Notes. The amortization recognized in the current period was 729,886 compared to $157,412 for the three month period in the prior year. The unamortized discount as of February 29, 2020 was $1,913,008.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

February 29, 2020

(Unaudited)

On January 9, 2020 the Company and Fengate entered into an Amendment to Convertible Promissory Notes Agreement to amend the terms of certain convertible promissory notes issued pursuant to a Securities Purchase Agreement by and between the Company and the Purchaser dated September 26, 2016 and previously amended on November 30, 2018 and March 11, 2019. The Amendment affects the convertible notes issued February 5, 2015 (US$1,800,000), May 14, 2015 (US$500,000), September 26, 2016 (US$4,100,000), May 9, 2017 (US$4,400,000) and May 16, 2018 (US$1,500,000), respectively (collectively the “2016 Notes”). Pursuant to the Amendment, Fengate has agreed to convert all of the 2016 Notes on or before the earlier to occur of (i) the maturity date of the 2016 Convertible Notes and (ii) the Company raising new equity investment of not less than US$2,000,000, on terms mutually acceptable to Fengate and the Company (subject to Fengate’s regulatory considerations). Conversion of the 2016 Notes will occur in a single conversion transaction at a price that is equal to a 25% discount to the average closing price of the Company’s common stock for the 10 trading days immediately prior to the conversion date, with the exact structure of the conversion to be determined by the parties.

The Amendment also amends the outstanding 2018 Convertible Note issued to Fengate on November 30, 2018 (US$3,400,780), April 13, 2019 (US$2,804,187) and November 6, 2019 (US$3,795,033). Maturity of the 2018 Convertible Note has been deferred to December 1, 2021.

The Company analysed the embedded conversion option on the amended “2016 Notes” for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option qualified for derivative accounting. On January 9, 2020 the Company used the Black-Scholes model to value the embedded conversion options at $7,965,083. The assumptions used were a discount rate of 1.96%, volatility rate of 148.8%; and a term of 0.39 years respectively. The modification resulted in $3,981,220 of APIC previously recorded for beneficial conversion feature of these convertible notes being reclassified as derivative liability, and $3,983,863 was recorded as derivative loss expense. The Company used the Black-Scholes model to re-value the embedded conversion options at $4,373,735 as of February 29, 2020. The change of $3,591,348 was recorded as a reduction in derivative loss expense. The assumptions used were a discount rate of 1.96%, volatility of 140.60% and a term of 0.25 year.

NOTE 6. SUBSEQUENT EVENTS

On March 5, 2020, the 2018 Convertible Note was amended to increase the amount of the 3rd tranche by $936,168 representing the amount previously withheld as interest payment. The payment was received on March 12, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended February 29, 2020 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2019 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available through April 20, 2020.

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

The Amendment also amends the outstanding convertible notes issued to the Purchaser on November 30, 2018 (US$3,400,780), April 13, 2019 (US$2,804,187) and November 6, 2019 (US$3,795,033) respectively (collectively the “Amended SPA Notes”). Maturity of the Amended SPA Notes has been deferred to December 1, 2021. It was further agreed that interest on the Amended SPA Notes will accrue as at July 1, 2020 and be payable upon maturity.

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

On March 5, 2020, the Convertible Promissory Note dated November 6, 2019 was amended to delete the second paragraph in its entirety and replace it with the following paragraph:

The “Issuance Date” with respect to the Note for the portion of the Principal Amount equal to US$3,795,033 is (a) November 6, 2019 for the first instalment provided to Company of $2,858,865 and (b) March 12, 2020 for the second instalment provided to Company of $936,168.

On March 12, 2020, the Company received the second instalment of $936,168 which represented the interest payments withheld on November 6, 2019 for interest payments up to and including June 30, 2020.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended February 29, 2020 and 2019.

Our operating results for three month periods ended February 29, 2020 and 2019 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 29,	February 28,
	2020	2019

Revenues	$161,885	$945,007
Gross Profit	$76,956	$334,642
Operating Expenses	$1,313,734	$1,884,243
Other Expenses	$3,019,401	$1,682,349
Net Loss	$(4,256,179)	$(3,231,950)

Add back:
Interest Expense	$1,446,688	$854,251
Depreciation	$2,096	$2,095
Amortization	$-0-	$-0-

EBITDA	$(2,807,395)	$(2,375,604)

Add back:
Stock Options Expense	$-0-	$283,899
Derivative Loss	$1,572,713	$828,098

Adjusted EBITDA	$(1,234,682)	$(1,263,607)

Revenues and Gross Profits

Sales in the first quarter of 2020 decreased to $161,885 versus $945,007 in the prior period. The decrease was the result of a commercial shift away from high-volume private label product sales to high-margin branded product sales in the current period. Gross profit decreased to $76,956 versus $334,642 with significant margin improvement in the period to 47.5% of revenues versus 35.4% of revenues in the prior period. This improvement is attributable to strong growth of Brain Armor® and P2N Peak Performance Nutrition® branded products. Management expects revenue and profit contribution improvement as commercial efforts continue to gain market traction.

Operating Expenses

Our operating expenses for the three month period ended February 29, 2020 and February 28, 2019 is summarized below:

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019
Professional Fees	$159,608	$54,425
General & Administrative Expenses	$854,029	$1,319,644
Marketing, Selling & Warehousing Expenses	$244,827	$412,703
Management Salary	$38,250	$39,000
Director's Fees	$-0-	$14,500
Rent	$17,020	$43,971

Operating expenses for the three month period ended February 29, 2020 were $1,313,734 as compared to $1,884,243 for the comparative period in 2019, a decrease of 30.3%. The decrease in our operating expenses was primarily due to a decrease in options expense of $283,899 and a decrease in marketing and selling expenses related to the decrease in sales.

Other Expenses

Other expenses for the three month period ended February 29, 2020 in the amount of $3,019,401 consisted of interest expense of $248,734 related to higher debt levels; non-cash interest expense of $1,199,797 related to the impact of the amortization of debt discount from convertible notes entered into in 2016, 2017 and 2018; interest revenue of 1,843, and non-cash derivative loss of $1,572,713 on the revaluation of the embedded conversion option of all the convertible notes. This compared to $1,682,349 in the comparative period in 2019 which consisted of interest expense of $349,157 related to higher debt levels; non-cash interest expense of $510,003 related to the impact of the amortization of debt discount from convertible notes entered into in 2016, 2017 and 2018; interest revenue of 4,909, and non-cash derivative loss of $828,098 on the revaluation of the embedded conversion option of all the convertible notes.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. Reported net loss for the three month period February 29, 2020 was $4,256,179 compared to $3,231,950 in the comparative period in 2019. After deducting interest, depreciation and amortization, EBITDA for the three month period ended February 29, 2020 was ($2,807,395) compared to ($2,375,604) in 2019.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude: stock options expense and derivative loss. Reported EBITDA for the three month period February 29, 2020 was ($2,807,395) compared to ($2,375,604) in the comparative period in 2019. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the three month period ended February 29, 2020 was ($1,234,682) compared to ($1,263,607) in 2019.

Balance Sheet Data

The following table provides selected balance sheets data as at February 29, 2020 and February 28, 2019.

Balance Sheet Data:	February 29, 2020	February 28, 2019

Cash and cash equivalents	$230,682	$452,056
Total assets	$2,926,555	$3,694,095
Total liabilities	$35,700,388	$19,341,537
Stockholders' (deficit)	$(32,773,832)	$(15,647,442)

Strategic Orientation

Our objective is to provide our shareholders with solid returns through strategic investments across multiple consumer product and ingredient platforms. The platforms we are focusing on include:

●	Life science technologies and related products that have applications to a range of consumer products;
●	Nutritional supplements and related consumer goods providing defined benefits to the consumer; and
●	Functional foods and beverages ingredients with defined health and wellness benefits.

We are building our business through strategic investments in high growth early stage consumer brands and functional ingredient platforms within segment/sectors which we believe offer sustainable commercial potential. We are focused on three core strategies underpinning our objectives:

●	To execute a multi-tier brand, supply-chain and innovation strategy to drive revenue;
●	To aggressively manage an asset light business model to drive our low cost platform; and
●	To drive disciplines leading to increased investor awareness and ability to finance and govern growing operations.

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

As of February 29, 2020, the Company had $230,682 in cash and a working capital deficit of $25,495,824. The Company also has generated losses and has an accumulated deficit as of February 29, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed additional long term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018, $2,804,187 on April 13, 2019 and $3,795,033 less $936,168 withheld for interest payments up to and including June 30, 2020 on November 6, 2019 through the issuance of secured convertible promissory notes. However, unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trident Brands Incorporated

April 20, 2020	By:	/s/ Anthony Pallante
Anthony Pallante
(Chief Executive Officer & Chair of the Board)

	By:	/s/ Peter Salvo
Peter Salvo
(Principle Financial Officer)

	By:	/s/ Scott Chapman
Scott Chapman
(Director)

