Form 10-Q
period 2020-05-31
Trident Brands Inc
filed 2020-07-20
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2020

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

200 South Executive Drive, Suite 101

Brookfield, WI 53005

(Address of principal executive offices, including zip code.)

(262) 789-6689

(Telephone number, including area code)

Resident Agents of Nevada

711 S. Carson Street, Suite 4

Carson City, NV 89701

(Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of the registrant’s common shares outstanding as of July 20, 2020 was 32,311,887.

TRIDENT BRANDS INCORORATED

FORM 10-Q

For the quarterly period ended May 31, 2020

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to expected increases in revenues and margins, expected capital raising activities, growth opportunities, the success of new product launches and line extensions, our ability to finance our business, potential strategic investments, business strategies, competitive strengths, goals, references to key markets where we operate and the market for our securities. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

●	we have a limited operating history with significant losses and expect losses to continue for the foreseeable future;

●	we could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations;

●	we are governed by only three persons serving as directors and officers which may lead to faulty corporate governance;

●	we must attract and maintain key personnel or our business may fail;

●	we may not be able to secure additional financing to meet our future capital needs due to changes in our business and general economic conditions;

●	our business and operating results could be harmed if we fail to manage our growth or change;

●	we have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations;

●	if our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable;

●	if we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could impact our ability to stay in business;

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

●

since we rely on independent third parties for the manufacture and supply of our products, if these third parties fail to reliably supply products to us at required levels of quality and which are manufactured in compliance with applicable laws, then our financial condition and operating results would be harmed;

●	we may incur material product liability claims, which could increase our costs and harm our financial condition and operating results;

●	unless we can generate sufficient cash from operations or raise additional funds, we may not be able to meet our debt obligations or continue as a going concern;

●	our customers generally are not obligated to continue purchasing products from us;

●	if we do not manage our supply chain effectively, our operating results may be adversely affected;

●	our stock price may be volatile, which may result in losses to our shareholders;

●	our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all;

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

Trident Brands Canada Ltd. is 100% owned by Trident Brands and holds various banking facilities, and licenses associated with the manufacturing, importation and sale of natural health and nutrition products in Canada.

Trident Brands International Ltd. is 100% owned by Trident Brands and was organized to handle the company’s international operations and sub-license trademarks and/or products in international markets.

The Company’s administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of May 31, 2020 and 32,311,887 as of July 15, 2020.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended May 31, 2020 immediately follow.

TRIDENT BRANDS INCORPORATED

Consolidated Balance Sheets

	As of	As of
	May 31,	November 30,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$277,334	$1,013,674
Accounts Receivable, net of allowance of $70,680 and $55,979 respectively	210,651	280,347
Inventory	1,758,608	2,082,826
Prepaid expenses and other current assets	262,809	168,327
Total Current Assets	2,509,402	3,545,174

Fixed Assets-Furniture & Fixtures, net	222	4,413
Intangible Assets, net	400,000	400,000
TOTAL ASSETS	$2,909,624	$3,949,587

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$409,553	$443,247
Accrued Liabilities	5,131,580	3,605,175
Derivative Liability	19,408,042	5,825,480
Convertible Debt, net of discount $0 and $334,988, respectively	12,300,000	11,965,012
Total Current Liabilities	37,249,175	21,838,914

PPP Loan Payable	135,165	-
Convertible Debt, net of discount $1,638,442 and $3,352,894, respectively	8,361,558	6,647,106
Total Liabilities	45,745,898	28,486,020

Stockholders' Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized; 32,311,887 shares issued and outstanding as of May 31, 2020 and November 30, 2019	32,312	32,312
Additional paid-in capital	5,964,268	9,945,488
Non-Controlling Interest in Subsidiary	(345,046)	(288,603)
Accumulated Deficit	(48,487,808)	(34,225,630)
Total Stockholders' Deficit	(42,836,274)	(24,536,433)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,909,624	$3,949,587

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019

Revenues, net	$244,102	$450,148	$405,987	$1,395,155
Cost of Sales	167,240	286,461	252,169	896,826
Gross Profit	76,862	163,687	153,818	498,329

General & Administrative Expenses	(1,119,556)	(2,127,642)	(2,433,290)	(4,011,885)
Loss from Operations	(1,042,694)	(1,963,955)	(2,279,472)	(3,513,556)

Other Income (Expenses)
Interest Expense, net	(1,001,119)	(1,127,110)	(2,447,807)	(1,981,361)
Gain on Debt Forgiveness	10,000	-	10,000	-
Derivative loss	(8,028,629)	(663,020)	(9,601,342)	(1,491,118)
Total Other Income (Expenses)	(9,019,748)	(1,790,130)	(12,039,149)	(3,472,479)

Net Loss	$(10,062,442)	$(3,754,085)	$(14,318,621)	$(6,986,035)

Net loss attributable to Trident	(10,035,750)	(3,718,587)	(14,262,178)	(6,933,161)
Net loss attributable to Non-Controlling Interests	(26,692)	(35,498)	(56,443)	(52,874)

Loss per share - Basic and diluted	$(0.31)	$(0.12)	$(0.44)	$(0.21)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Changes in Stockholders' Deficit

From the Six Months Ended May 31, 2020 and 2019

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

Stock Options Expense	-	-	283,899	-	-	283,899
Net loss, February 28, 2019	-	-	-	(3,214,574)	(17,376)	(3,231,950)

Balance, February 28, 2019	32,311,887	$32,312	$9,848,636	$(25,340,015)	$(188,375)	$(15,647,442)

Stock Options Expense	-	-	96,852	-	-	96,852
Net loss, May 31, 2019	-	-	-	(3,718,587)	(35,498)	(3,754,085)

Balance, May 31, 2019	32,311,887	$32,312	$9,945,488	$(29,058,602)	$(223,873)	$(19,304,675)
						-
Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

APIC reclassified to derivative liability	-	-	(3,981,220)	-	-	(3,981,220)
Net loss, February 29, 2020	-	-	-	(4,226,428)	(29,751)	(4,256,179)

Balance, February 29, 2020	32,311,887	$32,312	$5,964,268	$(38,452,058)	$(318,354)	$(32,773,832)

Net loss, May 31, 2020	-	-	-	(10,035,750)	(26,692)	(10,062,442)

Balance, May 31, 2020	32,311,887	$32,312	$5,964,268	$(48,487,808)	$(345,046)	$(42,836,274)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Cash Flows

(unaudited)

	Six Months	Six Months
	Ended	Ended
	May 31,	May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,318,621)	$(6,986,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,339,440	1,236,628
Depreciation expense	4,191	4,191
Inventory write-off	76,366	-
Derivative Loss	9,601,342	1,491,118
Stock options expense	-	380,751

Changes in operating assets and liabilities:
Accounts Receivable	69,696	(162,141)
Prepaid expenses and other current assets	(94,482)	(84,961)
Inventory	247,852	(547,759)
Accounts payable and accrued liabilities	1,266,543	372,218
Cash used in operating activities	(1,807,673)	(4,295,990)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of fixed assets	-	18,868
Additions of intangible assets	-	(6,420)
Cash provided by investing activities	-	12,448

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP loan	135,165	-
Proceeds from convertible debt	936,168	2,804,187
Cash provided by financing activities	1,071,333	2,804,187

NET CHANGE IN CASH AND CASH EQUIVALENTS	(736,340)	(1,479,355)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,013,674	3,133,303

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$277,334	$1,653,948

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$254,184

NON-CASH TRANSACTIONS
Debt discount related to derivative liability	$-	$1,911,256

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

May 31, 2020

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (“we”, “our”, “the Company”) was incorporated under the laws of the State of Nevada on November 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is now focused on the development of high growth branded and private label consumer products and ingredients within the nutritional supplement, life sciences and food and beverage categories. The Company is in its early growth stage and has transitioned out of its shell status with its Form 10 style 8-K filing at the end of August, 2014. Activities to date have focused on capital formation, organizational development and execution of its branded and private label consumer products and ingredients business plan.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond, but expect developments related to COVID-19 to materially affect the Company’s financial performance in 2020.

Customer Concentration

The Company had four major customers that accounted for approximately 64.9% of sales for the six month period ended May 31, 2020 and 52.9% of the accounts receivable compared to four major customers that accounted for 79.2% of sales and 54.0% of the accounts receivable for the 12 month period ended November 30, 2019.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

May 31, 2020

(Unaudited)

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of May 31, 2020 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the “2016” and “2018” convertible notes, with a fair value as of May 31, 2020 of $19,408,042. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2019	$5,825,480
APIC reclassified to derivative liability	3,981,220
Unrealized derivative loss included in other expense	9,601,342
Balance at May 31, 2020	$19,408,042

During the six months ended May 31, 2020, the embedded conversion option on the 2016 convertible notes qualified for derivative accounting.  The beneficial conversion feature that was recorded to additional paid in capital (APIC) when the convertible notes were first issued amounting to $3,981,220 were reclassified to derivative liability when the conversion price on the notes were amended to a variable conversion rate (see Note 5). The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of May 31, 2020:

Market value of stock on measurement date	$0.22
Risk-fee interest rate	0.16 to 0.18%
Dividend yield	0%
Volatility factor	204.21% to 166.85%
Term	0.59 yr. and 1.50 yr.

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

As of May 31, 2020, the Company had $277,334 in cash and a working capital deficit of $34,739,773. The Company also has generated losses and has an accumulated deficit as of May 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed additional long-term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018, $2,804,187 on April 13, 2019 and $3,795,033 (less $936,168 withheld for interest payments up to and including June 30, 2020) on November 6, 2019 through the issuance of secured convertible promissory notes. On March 5, 2020, the 2018 Convertible Note was amended to increase the amount of the 3rd tranche by $936,168 representing the amount previously withheld as interest payment. The payment was received on March 12, 2020. However, unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

May 31, 2020

(Unaudited)

NOTE 4. WARRANTS AND OPTIONS

The following table represents stock option activity for the period ended May 31, 2020:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2019	3,215,000	$0.40	2.42
Exercisable - November 30, 2019	3,215,000	$0.40	2.42	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	750,000

Outstanding - May 31, 2020	2,465,000	$0.40	2.52
Exercisable - May 31, 2020	2,465,000	$0.40	2.52	$-0-

As of May 31, 2020, the Company has no outstanding warrants. All the outstanding warrants have expired.

NOTE 5. CONVERTIBLE DEBT

On January 29, 2015, the Company entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company’s common stock.

The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 was received on May 14, 2015. These convertible notes were subsequently acquired by Fengate (defined below) on April 28, 2017.

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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of May 31, 2020, $3,333,334 of the debt discount was amortized to interest of which $334,988 was amortized during the current six month period compared to $713,018 for the six month period in the prior year. The unamortized discount as of May 31, 2020 is $0.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

May 31, 2020

(Unaudited)

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

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019. The 3rd tranche of $3,795,033 less $936,168 withheld for interest payments up to and including June 30, 2020 was received on November 6, 2019. On January 9, 2020 the 2018 Convertible Notes were extended and will mature on December 1, 2021. On March 5, 2020, the 2018 Convertible Note was amended to increase the amount of the 3rd tranche by $936,168 representing the amount previously withheld as interest payment. The withheld interest was subsequently received on March 12, 2020.

The Company analyzed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting.  The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018, $1,911,256 on the issuance date of April 13, 2019 and $1,696,933 on the issuance date of November 6, 2019.  The assumptions used were a discount rate of 2.80%, 1.96% and 1.96%; volatility rate of 79.57%, 104.70% and 107.3%; and a term of 1.50, 1.13 and 0.57 years respectively. The Company used the Black-Scholes model to re-value the embedded conversion options at $9,500,060 as of May 31, 2020. The change of $2,494,225 was recorded as derivative loss expense. The assumptions used were a discount rate of 0.16%, volatility of 166.85% and a term of 1.50 year.  The fair value of the embedded conversion options was recorded as debt discount and will be amortized over the term of the 2018 Convertible Notes. The amortization recognized in the current six month period was 1,004,452 compared to $523,610 for the six month period in the prior year. The unamortized discount as of May 31, 2020 was $1,638,442.

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

The Amendment of January 9, 2020 also amends the outstanding 2018 Convertible Note issued to Fengate on November 30, 2018 (US$3,400,780), April 13, 2019 (US$2,804,187) and November 6, 2019 (US$3,795,033). Maturity of the 2018 Convertible Note has been deferred to December 1, 2021.

On June 3, 2020, effective May 31, 2020, the maturity date of the 2016 Notes was extended from May 31 to December 31, 2020.

The Company analyzed the embedded conversion option on the amended “2016 Notes” for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option qualified for derivative accounting.  On January 9, 2020 the Company used the Black-Scholes model to value the embedded conversion options at $7,965,083. The assumptions used were a discount rate of 1.96%, volatility rate of 148.8%; and a term of 0.39 years respectively. The modification resulted in $3,981,220 of APIC previously recorded for beneficial conversion feature of these convertible notes being reclassified as derivative liability, and $3,983,863 was recorded as derivative loss expense. The Company used the Black-Scholes model to re-value the embedded conversion options at $9,907,982 as of May 31, 2020. The change of $1,942,899 was recorded as derivative loss expense. The assumptions used were a discount rate of 0.18%, volatility of 204.21% and a term of 0.59 year.

NOTE 6. PAYCHECK PROTECTION PROGRAM (PPP) LOAN

On May 28, 2020, the company obtained a Paycheck Protection Program (PPP) loan in the amount of $135,165 . These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) we use the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, we do not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended May 31, 2020 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2019 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available through July 15, 2020.

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

On March 5, 2020, the Convertible Promissory Note dated November 6, 2019 was amended to delete the second paragraph in its entirety and replace it with the following paragraph:

The “Issuance Date” with respect to the Note for the portion of the Principal Amount equal to US$3,795,033 is (a) November 6, 2019 for the first installment provided to Company of $2,858,865 and (b) March 12, 2020 for the second instalment provided to Company of $936,168.

On March 12, 2020, the Company received the second instalment of $936,168 which represented the interest payments withheld on November 6, 2019 for interest payments up to and including June 30, 2020.

On June 3, 2020, effective as of May 31, 2020, the Company entered into that certain Third Amendment to Convertible Promissory Notes ( “Third Amendment”), with Fengate Trident LP, the holder of the Notes (the “Note Holder”).

The Third Amendment extended the Maturity Dates (as defined) from May 31, 2020 until December 31, 2020 of the following Convertible Promissory Notes (aggregate principal amount of $12,300,000) (the “Notes”), as follows:

•	Convertible Promissory Note dated February 5, 2015 in the principal amount of $1,800,000

•	Convertible Promissory Note dated May 14, 2015 in the principal amount of $500,000

•	Convertible Promissory Note dated September 26, 2016 in the principal amount of $4,100,000

•	Convertible Promissory Note dated May 9, 2017 in the principal amount of $4,400,000

•	Convertible Promissory Note dated May 16, 2018 in the principal amount of $1,500,000

Except as modified by the Third Amendment, the Notes, as previously amended, remain in full force and effect.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended May 31, 2020 and 2019.

Our operating results for three month periods ended May 31, 2020 and 2019 are summarized as follows:

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019

Revenues	$244,102	$450,148
Gross Profit	$76,862	$163,687
Operating Expenses	$1,119,556	$2,127,642
Other Expenses	$9,019,748	$1,790,130
Net Loss	$(10,062,442)	$(3,754,085)

Add back:
Interest Expense	$1,001,119	$1,127,110
Depreciation	$2,095	$2,095
Amortization	$-0-	$-0-

EBITDA	$(9,059,228)	$(2,624,880)

Add back:
Stock Options Expense	$-0-	$96,852
Derivative Loss	$8,028,629	$663,020

Adjusted EBITDA	$(1,030,599)	$(1,865,008)

Revenues and Gross Profits

Sales in the second quarter of 2020 decreased to $244,102 versus $450,148 in the prior period. The decrease was the result of the negative impact of the COVID-19 pandemic on our supply chain and customer purchasing patterns coupled with a significant opening fill order from a large retail trading partner in the prior period. Gross profit decreased to $76,862 versus $163,687 with a decline in average margin in the period to 31.5% of revenues versus 36.4% of revenues in the prior period. This is attributable to the impact of COVID-19 on high margin Brain Armor® and P2N Peak Performance Nutrition® branded product revenue. Subject to receipt of additional funding which will be used in part for further sales and marketing initiatives, Management expects revenue and profit contribution improvement as commercial efforts continue to gain traction and market conditions normalize. COVID-19 has thus far adversely affected our ability to raise additional capital, so there is no assurance we will be able to raise sufficient additional capital on acceptable terms or at all.

Operating Expenses

Our operating expenses for the three month period ended May 31, 2020 and May 31, 2019 is summarized below:

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
Professional Fees	$120,235	$576,984
General & Administrative Expenses	$622,589	$1,035,693
Marketing, Selling & Warehousing Expenses	$326,557	$418,821
Management Salary	$35,125	$38,250
Director's Fees	$-0-	$8,500
Rent	$15,050	$49,394

Operating expenses for the three month period ended May 31, 2020 were $1,119,556 as compared to $2,127,642 for the comparative period in 2019, a decrease of 47.4%. The decrease in our operating expenses was primarily due to a decrease in legal expenses of $464,750, options expense of $96,852 and a decrease in general administration and marketing and selling expenses related to the decrease in sales. Management expects operating expenses to increase as revenue is expected to gain traction and market conditions normalize.

Other Expenses

Other expenses for the three month period ended May 31, 2020 were $9,019,748 as compared to $1,790,130 for the comparative period in 2019, an increase of 403.9%. The  increase in other expenses was primarily due to an increase in non-cash derivative loss of $7,365,609 (on the revaluation of the embedded conversion option of all the convertible notes), and a $460,991 increase in interest expense  (related to higher debt levels), partially offset by a $586,982 decrease in non-cash interest expense (related to the impact of the amortization of debt discount from convertible notes entered into in 2016 and 2018). Management expects interest expenses and amortization of debt discount to remain constant. Derivative loss or gain will depend on the stock price, volatility factor and interest rates at the end of the quarter.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. Reported net loss for the three month period May 31, 2020 was $10,062,442 compared to $3,754,085 in the comparative period in 2019. After deducting interest, depreciation and amortization, EBITDA for the three month period ended May 31, 2020 was ($9,059,228) compared to ($2,624,880) in 2019.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude stock options expense and derivative loss. Reported EBITDA for the three month period May 31, 2020 was ($9,059,228) compared to ($2,624,880) in the comparative period in 2019. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the three month period ended May 31, 2020 was ($1,030,599) compared to ($1,865,008) in 2019.

Six Month Periods Ended May 31, 2020 and May 31, 2019

Our operating results for six month periods ended May 31, 2020 and May 31, 2019 are summarized as follows:

	Six Months Ended May 31, 2020	Six Months Ended May 31, 2019

Revenues	$405,987	$1,395,155
Gross Profit	$153,818	$498,329
Operating Expenses	$2,433,290	$4,011,885
Other Expenses	$12,039,149	$3,472,479
Net Loss	$(14,318,621)	$(6,986,035)

Add back:
Interest Expense	$2,447,807	$1,981,361
Depreciation	$4,191	$4,191
Amortization	$-0-	$-0-

EBITDA	$(11,866,623)	$(5,000,483)

Add back:
Stock Options Expense	$-0-	$380,751
Derivative Loss	$9,601,342	$1,491,118

Adjusted EBITDA	$(2,265,281)	$(3,128,614)

Revenues and Gross Profits

Sales in the first half of fiscal 2020 decreased to $405,987 versus $1,395,155 in the prior period. In addition to the negative impact of the COVID-19 pandemic on second fiscal quarter revenue, the decrease was the result of a commercial shift away from high-volume private label product sales to high-margin branded product sales in the period. Gross profit decreased to $153,818 versus $498,329, with margin improvement in the period to 37.9% of revenues versus 35.7% of revenues in the prior period. Subject to receipt of additional funding which will be used in part for further sales and marketing initiatives, Management expects revenue and profit contribution improvement as commercial efforts continue to gain traction and market conditions normalize. COVID-19 has thus far adversely affected our ability to raise additional capital, so there is no assurance we will be able to raise sufficient additional capital on acceptable terms or at all.

Operating Expenses

Our operating expenses for the six month period ended May 31, 2020 and May 31, 2019 is summarized below:

	Six Months Ended May 31, 2020	Six Months Ended May 31, 2019
Professional Fees	$279,843	$631,410
General & Administrative Expenses	$1,476,618	$2,355,335
Marketing, Selling & Warehousing Expenses	$571,384	$831,524
Management Salary	$73,375	$77,250
Director's Fees	$-0-	$23,000
Rent	$32,070	$93,366

Operating expenses for the six month period ended May 31, 2020 were $2,433,290 as compared to $4,011,885 for the comparative period in 2019, a decrease of 39.3%. The decrease in our operating expenses was primarily due to a decrease in legal expenses of $360,906, options expense of $380,751 and a decrease in general administration and marketing and selling expenses related to the decrease in sales. Management expects operating expenses to increase as revenue is expected to gain traction and market conditions normalize.

Other Expenses

Other expenses for the six month period ended May 31, 2020 were $12,039,149, compared to $3,472,479 in the comparative period in 2019, an increase of 246.7%. The  increase in other expenses was primarily due to an increase in non-cash derivative loss of $8,110,224 (on the revaluation of the embedded conversion option of all the convertible notes), a $363,634 increase in interest expense  (related to higher debt levels), and a $102,812 increase in non-cash interest expense (related to the impact of the amortization of debt discount from convertible notes entered into in 2016 and 2018). Management expects interest expenses and amortization of debt discount to remain constant. Derivative loss or gain will depend on the stock price, volatility factor and interest rates at the end of the quarter.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. Reported net loss for the six month period May 31, 2020 was $14,318,621 compared to $6,986,035 in the comparative period in 2019. After deducting interest, depreciation and amortization, EBITDA for the six month period ended May 31, 2020 was ($11,866,623) compared to ($5,000,483) in 2019.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude stock options expense and derivative loss. Reported EBITDA for the six month period May 31, 2020 was ($11,866,623) compared to ($5,000,483) in the comparative period in 2019. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the six month period ended May 31, 2020 was ($2,265,281) compared to ($3,128,614) in 2019.

Balance Sheet Data

The following table provides selected balance sheet data as at May 31, 2020 and May 31, 2019.

Balance Sheet Data:	May 31, 2020	May 31, 2019

Cash and cash equivalents	$277,334	$1,653,948
Total assets	$2,909,624	$5,393,567
Total liabilities	$45,745,898	$24,698,242
Stockholders' (deficit)	$(42,836,274)	$(19,304,675)

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

While we have yet to achieve profitability, we are making significant progress against our commercial objectives. Subject to receipt of additional funding, which will be used in part for further sales and marketing initiatives, we expect revenue and margin to increase as we continue to strengthen distribution partnerships while capitalizing on product innovation, supply-chain optimization and brand equity within our current portfolio. COVID-19 has thus far adversely affected our ability to raise additional capital, so there is no assurance we will be able to raise sufficient additional capital on acceptable terms or at all.

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

As of May 31, 2020, the Company had $277,334 in cash and a working capital deficit of $34,739,773. The Company also has generated losses and has an accumulated deficit of $48,487,808 as of May 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed additional long term financing with a non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018, $2,804,187 on April 13, 2019 and $3,795,033 on November 6, 2019. However, unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 28, 2020, we obtained a $135,165 unsecured loan payable through the Paycheck Protection Program (“PPP”), which was enacted as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”). The funds were received from Bank of America through a loan agreement pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act and used for payroll costs, rent, mortgage interest, and utility costs during the 24 week period after the date of loan disbursement is eligible to be forgiven provided that (a) we use the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. While the full loan amount may be forgiven, the amount of loan forgiveness will be reduced if, among other reasons, we do not maintain staffing or payroll levels or less than 60% of the loan proceeds are used for payroll costs. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness period for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

We are currently experiencing an increasing working capital deficiency. As of May 31, 2020, we had a working capital deficit of approximately $34.7 million, compared to a deficit of approximately $18.3 million as of November 30, 2019. The approximate $16.4 million increase in our working capital deficit was due primarily to (all amounts approximate) a $737,000 decrease in cash, a $1.5 million increase in accrued liabilities, a $300,000 increase in convertible debt and a $13.6 million increase in derivative liability.

Currently, we anticipate that our baseline operating activities will use approximately $300,000 in cash per month over the next twelve months, or approximately $3.6  million. However, based on our current business plan, subject to completion of a planned capital raise, we intend to expend at least an additional $400,000 per month ($4.8 million annually) on an expansion of our sales and marketing initiatives.  Currently we have limited cash on hand, and consequently, we are unable to fully implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities. COVID-19 has thus far adversely affected our ability to raise additional capital, so there is no assurance we will be able to raise sufficient additional capital on acceptable terms or at all.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the near term to fully implement our business plan, we expect that our operations could begin to generate significant cash flows during the  middle of  2021, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to fully implement our business plan, in which case there could be a material adverse effect on our results of operations and financial condition.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

Based on our limited availability of funds we expect to spend minimal amounts on product development and capital expenditures. We expect to fund any future product development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our software development expenditures, in which case, there could be an adverse effect on our business and results of operations.

Cash Flows

	Three months ended May 31,
	2020	2019
Net cash used in operating activities	$(1,024,681)	$(1,621,163)
Net cash provided by investing activities	$-0-	$18,868
Net cash provided by financing activities	$1,071,333	$2,804,187
Change in cash	$46,652	$1,201,892

Operating Activities

Cash used in operating activities was (all amounts approximate) $1.0 million for the three months ended May 31, 2020, compared to $1.6 million during the comparable prior quarter. The approximate $600,000 decrease in cash used by operating activities was due primarily to a $818,300 decrease in inventory partially offset by a $264,300 decrease in accounts receivable.

Financing Activities

Cash provided by financing activities was (all amounts approximate) $1.1 million during the three months ended May 31, 2020, compared to $2.8 million during the comparable prior period.  The $1.7 million decrease in cash provided by financing activities related primarily to an approximate $1.9 million decrease in proceeds from convertible debt, partially offset by $135,000 in proceeds from the PPP loan.

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

Management identified the following material weaknesses:

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 11, 2019, the Company filed a lawsuit against Everlast World’s Boxing Headquarters Corp. (“Everlast”) in the New York Supreme Court in New York County, New York. This action involved the Company seeking a declaration that it was entitled to terminate a License Agreement between the parties pursuant to which Trident had the right to market certain Everlast-branded products. Everlast subsequently removed that case to the U.S. District Court for the Southern District of New York.

On January 17, 2019, Everlast filed a counter civil lawsuit against the Company and other defendants in the U.S. District Court for the Southern District of New York. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. On February 26, 2020, the court in the Everlast matter issued an Opinion and Order granting a motion to dismiss all of Trident’s claims against Everlast and granting a motion for judgment on the pleadings as to liability against Trident. The Court left open the question of damages to be awarded to Everlast. The Company and Everlast have participated in settlement discussions before a magistrate judge, but no settlement has been reached. Everlast has filed a motion for summary judgment for damages in the amount of $741,997.50, including damages, costs, and attorneys’ fees.

On June 3, 2019, the Company filed a lawsuit against PIT Mycell, LLC, William E. Peterson III, New Age Ventures, LLC, Volker Berl, and Mycell Technologies, LLC (“Mycell”) in the Superior Court in Bergen County, New Jersey, Civil Action No. BER-L-004198-19, in which the Company seeks to require the defendants to perform under and allow the enforcement of certain notes made by Mycell and acquired by the Company in September 2017. The notes are past their stated maturity date of December 31, 2016. The Company also alleges that the parties had entered into a written Settlement Agreement Letter of Intent dated March 14, 2019 (the “Settlement”), but that the defendants repudiated it shortly thereafter. The notes had been the subject of an earlier lawsuit in Virginia in state court in Fairfax County between the Company and PIT Mycell, LLC that the Settlement was intended to resolve. The Company seeks to enforce the notes and the Settlement in the New Jersey lawsuit and requests actual damages in an amount to be proven at trial, attorneys’ fees and litigation costs, specific performance requiring certain defendants to enforce obligations under the notes against Mycell, specific performance requiring the defendants to execute a final Settlement Agreement consistent with the Settlement, an order permitting foreclosure on the collateral for the notes, and declaratory relief.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Third Amendment to Convertible Promissory Notes, effective May 31, 2020 with Fengate Trident, LP

31.1	Sec. 302 Certification of Chief Executive Officer

31.2	Sec. 302 Certification of Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-148710, filed January 17, 2008, at the Securities and Exchange Commission website at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trident Brands Incorporated

Date: July 20, 2020	By:	/s/ Anthony Pallante
Anthony Pallante
(Chief Executive Officer & Chair of the Board)

	By:	/s/ Peter Salvo
Peter Salvo
(Principal Financial Officer)

