Form 10-Q
period 2020-08-31
Trident Brands Inc
filed 2020-10-20
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

200 South Executive Drive, Suite 101

Brookfield, WI 53005

(Address of principal executive offices, including zip code.)

(262) 789-6689

(Telephone number, including area code)

Resident Agents of Nevada

711 S. Carson Street, Suite 4

Carson City, NV 89701

(Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s common shares outstanding as of October 20, 2020 was 32,311,887.

TRIDENT BRANDS INCORORATED

FORM 10-Q

For the quarterly period ended August 31, 2020

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

●

we have an urgent need for additional capital to fund our business operations and if we are unable to secure needed capital, there will be a material adverse effect on our business and financial condition;

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

●	we may incur material product liability claims, which could increase our costs and harm our financial condition and operating results;

●	unless we can generate sufficient cash from operations or raise additional funds in the near term, we may not be able to meet our debt obligations or continue as a going concern;

●	our customers generally are not obligated to continue purchasing products from us;

●	if we do not manage our supply chain effectively, our operating results may be adversely affected;

●	our stock price may be volatile, which may result in losses to our shareholders;

●	our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all;

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of August 31, 2020 and 32,311,887 as of October 20, 2020.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended August 31, 2020 immediately follow.

TRIDENT BRANDS INCORPORATED

Consolidated Balance Sheets

	As of August 31, 2020	As of November 30, 2019
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$82,658	$1,013,674
Accounts Receivable, net of allowance of $75,404 and $55,979 respectively	264,137	280,347
Inventory	1,572,699	2,082,826
Prepaid expenses and other current assets	218,994	168,327
Total Current Assets	2,138,488	3,545,174

Fixed Assets-Furniture & Fixtures, net	-	4,413
Intangible Assets, net	400,000	400,000
TOTAL ASSETS	$2,538,488	$3,949,587

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$425,765	$443,247
Accrued Liabilities	6,157,319	3,605,175
Derivative Liability	30,421,358	5,825,480
Convertible Debt, net of discount $0 and $334,988, respectively	12,300,000	11,965,012
Total Current Liabilities	49,304,442	21,838,914

PPP Loan Payable	135,165	-
Convertible Debt, net of discount $1,363,876 and $3,352,894, respectively	8,636,124	6,647,106
Total Liabilities	58,075,731	28,486,020

Stockholders’ Deficit
Common stock, $0.001 par value, 300,000,000 shares authorized; 32,311,887 shares issued and outstanding as of August 31, 2020 and November 30, 2019	32,312	32,312
Additional paid-in capital	5,964,268	9,945,488
Non-Controlling Interest in Subsidiary	(359,157)	(288,603)
Accumulated Deficit	(61,174,666)	(34,225,630)
Total Stockholders’ Deficit	(55,537,243)	(24,536,433)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,538,488	$3,949,587

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2020	2019	2020	2019

Revenues, net	$273,044	$342,109	$679,031	$1,737,264
Cost of Sales	165,316	239,647	417,485	1,136,473
Gross Profit	107,728	102,462	261,546	600,791

General & Administrative Expenses	(962,341)	(1,499,845)	(3,395,631)	(5,511,730)
Loss from Operations	(854,613)	(1,397,383)	(3,134,085)	(4,910,939)

Other Income (Expenses)
Interest Expense, net	(833,040)	(983,745)	(3,280,847)	(2,965,106)
Gain on Debt Forgiveness	-	-	10,000	-
Derivative gain (loss)	(11,013,316)	236,996	(20,614,658)	(1,254,122)
Total Other Income (Expenses)	(11,846,356)	(746,749)	(23,885,505)	(4,219,228)

Net Loss	$(12,700,969)	$(2,144,132)	$(27,019,590)	$(9,130,167)

Net loss attributable to Trident	(12,686,858)	(2,104,722)	(26,949,036)	(9,037,883)
Net loss attributable to Non-Controlling Interests	(14,111)	(39,410)	(70,554)	(92,284)

Loss per share - Basic and diluted	$(0.39)	$(0.07)	$(0.83)	$(0.28)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Changes in Stockholders’ Deficit

From the Nine Months Ended August 31, 2020 and 2019

(Unaudited)

	Common	Common Stock	Additional Paid-in	Accumulated	Non-Controlling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

Stock Options Expense	-	-	283,899	-	-	283,899
Net loss, February 28, 2019	-	-	-	(3,214,574)	(17,376)	(3,231,950)

Balance, February 28, 2019	32,311,887	$32,312	$9,848,636	$(25,340,015)	$(188,375)	$(15,647,442)

Stock Options Expense	-	-	96,852	-	-	96,852
Net loss, May 31, 2019	-	-	-	(3,718,587)	(35,498)	(3,754,085)

Balance, May 31, 2019	32,311,887	$32,312	$9,945,488	$(29,058,602)	$(223,873)	$(19,304,675)

Net loss, August 31, 2019	-	-	-	(2,104,722)	(39,410)	(2,144,132)

Balance, August 31, 2019	32,311,887	$32,312	$9,945,488	$(31,163,324)	$(263,283)	$(21,448,807)

Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

APIC reclassified to derivative liability	-	-	(3,981,220)	-	-	(3,981,220)
Net loss, February 29, 2020	-	-	-	(4,226,428)	(29,751)	(4,256,179)

Balance, February 29, 2020	32,311,887	$32,312	$5,964,268	$(38,452,058)	$(318,354)	$(32,773,832)

Net loss, May 31, 2020	-	-	-	(10,035,750)	(26,692)	(10,062,442)

Balance, May 31, 2020	32,311,887	$32,312	$5,964,268	$(48,487,808)	$(345,046)	$(42,836,274)

Net loss, August 31, 2020	-	-	-	(12,686,858)	(14,111)	(12,700,969)

Balance, August 31, 2020	32,311,887	$32,312	$5,964,268	$(61,174,666)	$(359,157)	$(55,537,243)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,019,590)	$(9,130,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,614,006	1,781,727
Depreciation expense	4,413	6,286
Inventory write-off	76,366	-
Derivative Loss	20,614,658	1,254,122
Stock options expense	-	380,751
Provision for bad debts	19,425	-
Changes in operating assets and liabilities:
Accounts Receivable	(3,215)	131,236
Prepaid expenses and other current assets	(50,667)	60,970
Inventory	433,761	(266,794)
Accounts payable and accrued liabilities	2,308,494	184,912
Cash used in operating activities	(2,002,349)	(5,596,957)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of fixed assets	-	18,869
Additions of intangible assets	-	(6,420)
Cash provided by investing activities	-	12,449

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP loan	135,165	-
Proceeds from convertible debt	936,168	2,804,187
Cash provided by financing activities	1,071,333	2,804,187

NET CHANGE IN CASH AND CASH EQUIVALENTS	(931,016)	(2,780,321)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,013,674	3,133,303

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,658	$352,982

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$380,352

NON-CASH TRANSACTIONS
Debt discount related to derivative liability	$-	$1,911,256

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

August 31, 2020

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

Customer Concentration

The Company had four major customers that accounted for approximately 59.3% of sales for the nine month period ended August 31, 2020 and 63.7% of the accounts receivable compared to four major customers that accounted for 79.2% of sales and 54.0% of the accounts receivable for the 12 month period ended November 30, 2019.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

August 31, 2020

(Unaudited)

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of August 31, 2020 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the “2016” and “2018” convertible notes, with a fair value as of August 31, 2020 of $30,421,358. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2019	$5,825,480
APIC reclassified to derivative liability	3,981,220
Unrealized derivative loss included in other expense	20,614,658
Balance at August 31, 2020	$30,421,358

During the nine months ended August 31, 2020, the embedded conversion option on the 2016 convertible notes qualified for derivative accounting. The beneficial conversion feature that was recorded to additional paid in capital (APIC) when the convertible notes were first issued amounting to $3,981,220 were reclassified to derivative liability when the conversion price on the notes were amended to a variable conversion rate (see Note 5). The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of August 31, 2020:

Market value of stock on measurement date	$0.288
Risk-fee interest rate	0.16 to 0.18%
Dividend yield	0%
Volatility factor	143.24%
Term	0.33 yr. and 1.25 yr.

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

As of August 31, 2020, the Company had $82,658 in cash and a working capital deficit of $47,165,954. The Company also has generated losses and has an accumulated deficit as of August 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed additional long-term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018, $2,804,187 on April 13, 2019 and $3,795,033 (less $936,168 withheld for interest payments up to and including June 30, 2020) on November 6, 2019 through the issuance of secured convertible promissory notes. On March 5, 2020, the 2018 Convertible Note was amended to increase the amount of the 3rd tranche by $936,168 representing the amount previously withheld as interest payment. The payment was received on March 12, 2020. However, unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

August 31, 2020

(Unaudited)

NOTE 4. WARRANTS AND OPTIONS

The following table represents stock option activity for the period ended August 31, 2020:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2019	3,215,000	$0.40	2.42
Exercisable - November 30, 2019	3,215,000	$0.40	2.42	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	750,000

Outstanding - August 31, 2020	2,465,000	$0.40	2.27
Exercisable - August 31, 2020	2,465,000	$0.40	2.27	$-0-

As of August 31, 2020, the Company has no outstanding warrants. All the outstanding warrants have expired.

NOTE 5. CONVERTIBLE DEBT

On January 29, 2015, the Company entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the company’s common stock.

The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 was received on May 14, 2015. These convertible notes were subsequently acquired by Fengate Trident, LP (“Fengate”) on April 28, 2017.

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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of August 31, 2020, $3,333,334 of the debt discount was amortized to interest of which $334,988 was amortized during the current nine month period compared to $689,409 for the nine month period in the prior year. As of August 31, 2020, the debt discount was fully amortized.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

August 31, 2020

(Unaudited)

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement pursuant to which the Company agreed to issue to Fengate an additional convertible promissory note (the “2018 Convertible Note”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the 2018 Convertible Note will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019. The 3rd tranche of $3,795,033 less $936,168 withheld for interest payments up to and including June 30, 2020 was received on November 6, 2019. The withheld interest was recorded as debt discount. On March 5, 2020, the 2018 Convertible Note was amended to increase the amount of the 3rd tranche by $936,168 representing the amount previously withheld as interest payment. The withheld interest was subsequently received on March 12, 2020. As of August 31, 2020, $936,168 of the debt discount was reversed and the full amount was recorded as accrued interest. On January 9, 2020 the 2018 Convertible Notes were extended and will mature on December 1, 2021.

The Company analyzed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting. The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018, $1,911,256 on the issuance date of April 13, 2019 and $1,696,933 on the issuance date of November 6, 2019. The assumptions used were a discount rate of 2.80%, 1.96% and 1.96%; volatility rate of 79.57%, 104.70% and 107.3%; and a term of 1.50, 1.13 and 0.57 years respectively. The Company used the Black-Scholes model to re-value the embedded conversion options at $15,302,213 as of August 31, 2020. The change of $9,476,733 during the nine month period ended August 31, 2020 was recorded as derivative loss expense. The assumptions used were a discount rate of 0.16%, volatility of 143.24% and a term of 1.25 year. The fair value of the embedded conversion options were recorded as debt discount and will be amortized over the term of the 2018 Convertible Notes. The amortization recognized in the current nine month period was $1,279,018 compared to $1,092,318 for the nine month period in the prior year. The unamortized discount as of August 31, 2020 was $1,363,876.

On January 9, 2020 the Company and Fengate entered into an Amendment to Convertible Promissory Notes Agreement to amend the terms of certain convertible promissory notes issued pursuant to a Securities Purchase Agreement by and between the Company and the Purchaser dated September 26, 2016 and previously amended on November 30, 2018 and March 11, 2019. The Amendment affects the convertible notes issued February 5, 2015 (US$1,800,000), May 14, 2015 (US$500,000), September 26, 2016 (US$4,100,000), May 9, 2017 (US$4,400,000) and May 16, 2018 (US$1,500,000), respectively (collectively the “2016 Notes”). Pursuant to the Amendment, Fengate has agreed to convert all of the 2016 Notes on or before the earlier to occur of (i) the maturity date of the 2016 Convertible Notes and (ii) the Company raising new equity investment of not less than US$2,000,000, on terms mutually acceptable to Fengate and the Company (subject to Fengate’s regulatory considerations). Conversion of the 2016 Notes will occur in a single conversion transaction at a price that is equal to a 25% discount to the average closing price of the Company’s common stock for the 10 trading days immediately prior to the conversion date, with the exact structure of the conversion to be determined by the parties. On June 3, 2020 the maturity date of the 2016 Notes was extended from May 31 to December 31, 2020 effective May 31, 2020.

The Amendment of January 9, 2020 also amends the outstanding 2018 Convertible Note issued to Fengate on November 30, 2018 (US$3,400,780), April 13, 2019 (US$2,804,187) and November 6, 2019 (US$3,795,033). Maturity of the 2018 Convertible Note has been deferred to December 1, 2021.

The Company analyzed the embedded conversion option on the amended “2016 Notes” for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option qualified for derivative accounting. On January 9, 2020 the Company used the Black-Scholes model to value the embedded conversion options at $7,965,083. The assumptions used were a discount rate of 1.96%, volatility rate of 148.8%; and a term of 0.39 years respectively. The modification resulted in $3,981,220 of APIC previously recorded for beneficial conversion feature of these convertible notes being reclassified as derivative liability, and $3,983,863 was recorded as derivative loss expense. The Company used the Black-Scholes model to re-value the embedded conversion options at $15,119,145 as of August 31, 2020. The change of $7,154,062 during the nine month period ended August 31, 2020 was recorded as derivative loss expense. The assumptions used were a discount rate of 0.18%, volatility of 143.24% and a term of 0.33 year.

NOTE 6. PAYCHECK PROTECTION PROGRAM (PPP) LOAN

On May 28, 2020, the company obtained a Paycheck Protection Program (PPP) loan in the amount of $135,165. These business loans were established by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to help certain businesses, self-employed workers, sole proprietors, certain nonprofit organizations, and tribal businesses continue paying their workers.

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

NOTE 7. CONTINGENCIES

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

On January 17, 2019, Everlast filed a counter civil lawsuit against the Company and other defendants in the U.S. District Court for the Southern District of New York. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. On February 26, 2020, the court in the Everlast matter issued an Opinion and Order granting a motion to dismiss all of Trident’s claims against Everlast and granting a motion for judgment on the pleadings as to liability against Trident. The Court left open the question of damages to be awarded to Everlast. The Company and Everlast have participated in settlement discussions before a magistrate judge, but no settlement has been reached. Everlast has filed a motion for summary judgment for damages in the amount of $741,998, including damages, costs, and attorneys’ fees.  (See Note 8).

NOTE 8.  SUBSEQUENT EVENTS

On October 15, 2020, the Court in the Everlast case ordered, adjudged and decreed that Plaintiff Everlast World’s Boxing Headquarters Corporation have judgment and recover the following sums from the Company:

1. $425,000 representing royalty payments due to Plaintiff;

2. Interest on royalty payments computed to October 15, 2020, in the sum of $242,920;

3. Costs in the sum of $800; and

4. Attorneys’ fees in the sum of $70,226; making in total the sum of $738,946 payable by the Company to Everlast.

The Clerk of Court was directed to close the case. The Company has 30 days from the date of judgement to appeal the case. Management will review the judgement and explore all its options. The Company has accrued $425,000 liability as of August 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended August 31, 2020 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2019 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available through October 20, 2020.

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

Note Amendments

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

On June 3, 2020, effective as of May 31, 2020, the Company entered into that certain Third Amendment to Convertible Promissory Notes (“Third Amendment”), with Fengate Trident LP, the holder of the Notes (the “Note Holder”).

The Third Amendment extended the Maturity Dates (as defined) from August 31, 2020 until December 31, 2020 of the following Convertible Promissory Notes (aggregate principal amount of $12,300,000) (the “Notes”), as follows:

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

Management Changes

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

On September 16, 2020, Mark Cluett resigned as the Chief Operating Officer of Trident Brands Incorporated.

On September 24, 2020, Pamela Andrews was appointed as Managing Director of the Company's Brain Armor brand of neuro-nutrition supplements.

Legal Proceedings

On October 15, 2020, the Court in the Everlast case ordered, adjudged and decreed that Plaintiff Everlast World’s Boxing Headquarters Corporation have judgment and recover the following sums from the Company:

1. $425,000 representing royalty payments due to Plaintiff;

2. Interest on royalty payments computed to October 15, 2020, in the sum of $242,920;

3. Costs in the sum of $800; and

4. Attorneys’ fees in the sum of $70,226; making in total the sum of $738,946 payable by the Company to Everlast.

The Clerk of Court was directed to close the case. The Company has 30 days from the date of judgement to appeal the case. Management will review the judgement and explore all its options. The Company has accrued $425,000 liability as of August 31, 2020. (See Note 8)

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended August 31, 2020 and 2019.

Our operating results for three month periods ended August 31, 2020 and 2019 are summarized as follows:

	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019

Revenues	$273,044	342,109
Gross Profit	$107,728	$102,462
Operating Expenses	$962,341	$1,499,845
Other Expenses	$11,846,356	$746,749
Net Loss	$(12,700,969)	$(2,144,132)

Add back:
Interest Expense	$833,040	$983,745
Depreciation	$222	$2,095
Amortization	$-0-	$-0-

EBITDA	$(11,867,707)	$(1,158,292)

Add back:
Stock Options Expense	$-0-	$-0-
Derivative Loss (Gain)	$11,013,316	$(236,996)

Adjusted EBITDA	$(854,391)	$(1,395,288)

Revenues and Gross Profits

Sales in the third quarter of 2020 decreased to $273,044 versus $342,109 in the prior period. The decrease was the result of the negative impact of the COVID-19 pandemic on our supply chain and customer purchasing patterns coupled with a significant opening fill order from a large retail trading partner in the prior period. Gross profit increased to $107,728 versus $102,462 with an increase in average margin in the period to 39.5% of revenues versus 30.0% of revenues in the prior period. This is attributable to the impact of high margin Brain Armor® and P2N Peak Performance Nutrition® branded product revenue. Subject to receipt of additional funding which will be used in part for further sales and marketing initiatives, Management expects revenue and profit contribution improvement as commercial efforts continue to gain traction and market conditions normalize. COVID-19 has thus far adversely affected our revenues and our ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

Operating Expenses

Our operating expenses for the three month period ended August 31, 2020 and August 31, 2019 is summarized below:

	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019
Professional Fees	$178,164	$58,835
General & Administrative Expenses	$550,875	$937,802
Marketing, Selling & Warehousing Expenses	$183,903	$435,576
Management Salary	$41,125	$38,250
Director’s Fees	$-0-	$6,500
Rent	$8,274	$22,882
Total Operating Expenses	$962,341	$1,499,845

Operating expenses for the three month period ended August 31, 2020 were $962,341 as compared to $1,499,845 for the comparative period in 2019, a decrease of 35.8%. The decrease in our operating expenses was primarily due to a decrease in general administration and marketing and selling expenses related to our cost control efforts during this COVID-19 period, partially offset by an increase in professional fees. Management expects operating expenses to increase as revenue is expected to gain traction and market conditions normalize.

Other Expenses

Other expenses for the three month period ended August 31, 2020 were $11,846,356 as compared to $746,749 for the comparative period in 2019. The increase in other expenses was primarily due to an increase in non-cash derivative loss of $11,250,312 (on the revaluation of the embedded conversion option of all the convertible notes), and a $119,828 increase in interest expense (related to higher debt levels), partially offset by a $270,533 decrease in non-cash interest expense (related to the impact of the amortization of debt discount from convertible notes entered into in 2016 and 2018). Management expects interest expenses and amortization of debt discount to remain constant. Derivative loss or gain will depend on the stock price, volatility factor and interest rates at the end of the quarter.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, taxes, depreciation and amortization expense including impairment loss. Reported net loss for the three month period August 31, 2020 was $12,700,969 compared to $2,144,132 in the comparative period in 2019. After deducting interest, depreciation and amortization, EBITDA for the three month period ended August 31, 2020 was ($11,867,707) compared to ($1,158,292) in 2019.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude stock options expense and derivative loss. Reported EBITDA for the three month period August 31, 2020 was ($11,867,707) compared to ($1,158,292) in the comparative period in 2019. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the three month period ended August 31, 2020 was ($854,391) compared to ($1,395,288) in 2019.

Nine Month Periods Ended August 31, 2020 and August 31, 2019

Our operating results for nine month periods ended August 31, 2020 and August 31, 2019 are summarized as follows:

	Nine Months Ended August 31, 2020	Nine Months Ended August 31, 2019

Revenues	$679,031	$1,737,264
Gross Profit	$261,546	$600,791
Operating Expenses	$3,395,631	$5,511,730
Other Expenses	$23,885,505	$4,219,228
Net Loss	$(27,019,590)	$(9,130,167)

Add back:
Interest Expense	$3,280,847	$2,965,106
Depreciation	$4,413	$6,286
Amortization	$-0-	$-0-

EBITDA	$(23,734,330)	$(6,158,775)

Add back:
Stock Options Expense	$-0-	$380,751
Derivative Loss	$20,614,658	$1,254,122

Adjusted EBITDA	$(3,119,672)	$(4,523,902)

Revenues and Gross Profits

Sales in the first nine months of fiscal 2020 decreased to $679,031 versus $1,737,264 in the prior period. In addition to the negative impact of the COVID-19 pandemic on third fiscal quarter revenue, the decrease was the result of a commercial shift away from high-volume private label product sales to high-margin branded product sales in the period. Gross profit decreased to $261,546 versus $600,791, with margin improvement in the period to 38.5% of revenues versus 34.6% of revenues in the prior period. Subject to receipt of additional funding which will be used in part for further sales and marketing initiatives, Management expects revenue and profit contribution improvement as commercial efforts continue to gain traction and market conditions normalize. COVID-19 has thus far adversely affected our revenues and our ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

Operating Expenses

Our operating expenses for the nine month period ended August 31, 2020 and August 31, 2019 is summarized below:

	Nine Months Ended August 31, 2020	Nine Months Ended August 31, 2019
Professional Fees	$458,007	$690,244
General & Administrative Expenses	$2,027,493	$3,293,136
Marketing, Selling & Warehousing Expenses	$755,287	$1,267,103
Management Salary	$114,500	$115,500
Director’s Fees	$-0-	$29,500
Rent	$40,344	$116,247
Total Operating Expenses	$3,395,631	$5,511,730

Operating expenses for the nine month period ended August 31, 2020 were $3,395,631 as compared to $5,511,730 for the comparative period in 2019, a decrease of 38.4%. The decrease in our operating expenses was primarily due to a decrease in legal expenses of $247,599, a decrease in non-cash options expense of $380,751 and a decrease in general administration and marketing and selling expenses related to our cost control efforts during this COVID-19 period. Management expects operating expenses to increase as revenue is expected to gain traction and market conditions normalize.

Other Expenses

Other expenses for the nine month period ended August 31, 2020 were $23,885,505, compared to $4,219,228 in the comparative period in 2019, an increase of 466.1%. The increase in other expenses was primarily due to an increase in non-cash derivative loss of $19,360,536 (on the revaluation of the embedded conversion option of all the convertible notes), and a $483,462 increase in interest expense (related to higher debt levels), partially offset by a $167,721 decrease in non-cash interest expense (related to the impact of the amortization of debt discount from convertible notes entered into in 2016 and 2018). Management expects interest expense and amortization of debt discount to remain constant. Derivative loss or gain will depend on the stock price, volatility factor and interest rates at the end of the quarter.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, taxes, depreciation and amortization expense including impairment loss. Reported net loss for the nine month period August 31, 2020 was $27,019,590 compared to $9,130,167 in the comparative period in 2019. After deducting interest, depreciation and amortization, EBITDA for the nine month period ended August 31, 2020 was ($23,734,330) compared to ($6,158,775) in 2019.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude stock options expense and derivative loss. Reported EBITDA for the nine month period August 31, 2020 was ($23,734,330) compared to ($6,158,775) in the comparative period in 2019. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the nine month period ended August 31, 2020 was ($3,119,672) compared to ($4,523,902) in 2019.

Balance Sheet Data

The following table provides selected balance sheet data as at August 31, 2020 and August 31, 2019.

Balance Sheet Data:	August 31, 2020	August 31, 2019

Cash and cash equivalents	$82,658	$352,982
Total assets	$2,538,488	$3,370,232
Total liabilities	$58,075,731	$24,819,039
Stockholders’ (deficit)	$(55,537,243)	$(21,448,807)

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

While we have yet to achieve profitability, we believe are making significant progress against our commercial objectives. Subject to receipt of additional funding, which will be used in part for further sales and marketing initiatives, we expect revenue and margin to increase as we continue to strengthen distribution partnerships while capitalizing on product innovation, supply-chain optimization and brand equity within our current portfolio. COVID-19 has thus far adversely affected our revenues and ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

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

As of August 31, 2020, the Company had $82,658 in cash and a working capital deficit of $47,165,954. The Company also has generated losses and has an accumulated deficit of $61,174,666 as of August 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed additional long term financing with a non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018, $2,804,187 on April 13, 2019 and $3,795,033 on November 6, 2019. However, unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are currently experiencing an increasing working capital deficiency. As of August 31, 2020, we had a working capital deficit of approximately $47.2 million, compared to a deficit of approximately $18.3 million as of November 30, 2019. The approximate $28.9 million increase in our working capital deficit was due primarily to (all amounts approximate) a $931,000 decrease in cash, a $2.6 million increase in accrued liabilities, a $335,000 increase in convertible debt and a $24.6 million increase in derivative liability.

Currently, we anticipate that our baseline operating activities will use approximately $300,000 in cash per month over the next twelve months, or approximately $3.6 million. However, based on our current business plan, subject to completion of a planned capital raise, we intend to expend at least an additional $400,000 per month ($4.8 million annually) on an expansion of our sales and marketing initiatives. Currently we have limited cash on hand, and consequently, we are unable to fully implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities. COVID-19 has thus far adversely affected our revenues and our ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are able to secure sufficient funding in the near term to fully implement our business plan, we expect that our operations could begin to generate significant cash flows during the middle of 2021, which should ameliorate our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, in which case there would be a material adverse effect on our results of operations and financial condition.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

Based on our limited availability of funds we expect to spend minimal amounts on product development, sales and marketing and capital expenditures. We expect to fund any future product development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our product development expenditures, in which case, there could be an adverse effect on our business and results of operations.

Cash Flows

	Nine months ended August 31,
	2020	2019
Net cash used in operating activities	$(2,002,349)	$(5,596,957)
Net cash provided by investing activities	$-0-	$12,449
Net cash provided by financing activities	$1,071,333	$2,804,187
Change in cash	$(931,016)	$(2,780,321)

Operating Activities

Cash used in operating activities was (all amounts approximate) $2 million for the nine months ended August 31, 2020 (about $220,000 per month), compared to $5.6 million during the comparable prior period (about $620,000 per month). The approximate $3.6 million decrease in cash used by operating activities was due primarily to an increase in non-cash derivative loss of $19.3 million and a $2.6 million change in operating assets and liabilities (primarily accounts payable and accrued liabilities of $2.1 million and inventory of $700,000), partially offset by an $18 million increase in net loss.

Financing Activities

Cash provided by financing activities was (all amounts approximate) $1.1 million during the nine months ended August 31, 2020, compared to $2.8 million during the comparable prior period. The $1.7 million decrease in cash provided by financing activities related primarily to an approximate $1.9 million decrease in proceeds from convertible debt, partially offset by $135,000 in proceeds from the PPP loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Except for the transactions noted in Business Developments, there have been no material changes outside the normal course of business in our contractual obligations.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. There have been no material changes to the critical accounting estimates disclosed under the heading “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Company's 2019 Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2019, Everlast filed a counter civil lawsuit against the Company and other defendants in the U.S. District Court for the Southern District of New York. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. On February 26, 2020, the court in the Everlast matter issued an Opinion and Order granting a motion to dismiss all of Trident’s claims against Everlast and granting a motion for judgment on the pleadings as to liability against Trident. The Court left open the question of damages to be awarded to Everlast. The Company and Everlast have participated in settlement discussions before a magistrate judge, but no settlement has been reached. Everlast has filed a motion for summary judgment for damages in the amount of $741,998, including damages, costs, and attorneys’ fees. On October 15, 2020, the Court adjudged and decreed Everlast have judgment and recover the following sums from the Company:

1. $425,000 representing royalty payments due to Plaintiff;

2. Interest on royalty payments computed to October 15, 2020, in the sum of $242,919;

3. Costs in the sum of $800; and

4. Attorneys’ fees in the sum of $70,226; making in total the sum of $738,946 payable by the Company to Everlast.

The Clerk of Court was directed to close the case. The Company has 30 days from the date of judgement to appeal the case. Management will review the judgement and explore all its options. The Company has accrued $425,000 liability as of August 31, 2020.

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

Trident Brands Incorporated

Date: October 20, 2020	By:	/s/ Anthony Pallante
Anthony Pallante
(Chief Executive Officer & Chair of the Board)

	By:	/s/ Peter Salvo
Peter Salvo
(Principal Financial Officer)

