Form 10-K
period 2020-11-30
Trident Brands Inc
filed 2021-03-16
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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

As of March 16, 2021, the registrant had 32,311,887 shares of common stock issued and outstanding. The Company had a market value of $1,050,136 based on the closing stock price of $0.0325 on November 30, 2020.

TRIDENT BRANDS INCORPORATED

FORM 10-K

For the year ended November 30, 2020

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended November 30, 2020 (“Form 10-K”) to the “Company”, “we”, “us”, “our”, “Trident” and “Trident Brands” or similar words and phrases are to Trident Brands Incorporated and its subsidiaries, taken together.

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

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	we have a limited operating history with significant losses and expect losses to continue for the foreseeable future;

•	we could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations;

•	we are governed by only three persons serving as directors and officers which may lead to faulty corporate governance;

•	we must attract and maintain key personnel or our business may fail;

•	We have an immediate and urgent need for capital - we may not be able to secure the financing we need to meet our future capital need;

•	our business and operating results could be harmed if we fail to manage our growth or change;

•	we have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations;

•	if our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable;

•	if we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could impact our ability to stay in business;

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

•	we may incur material product liability claims, which could increase our costs and harm our financial condition and operating results;

•	unless we can generate sufficient cash from operations or additional raise funds, we may not be able to meet our debt obligations and continue as a going concern;

•	our customers generally are not obligated to continue purchasing products from us;

•	if we do not manage our supply chain effectively, our operating results may be adversely affected;

•	our stock price may be volatile, which may result in losses to our shareholders;

•	our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all;

•

the market price for our common stock is particularly volatile given our status as a relatively small and developing company, which could lead to wide fluctuations in our share price. Our shareholders may be unable to sell their common stock at or above their purchase price if at all, which may result in substantial losses to you;

•	we do not anticipate paying any cash dividends to our common shareholders and as a result shareholders may only realize a return when the shares are sold;

•	we are quoted on the OTCQB quotation system and our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares;

•	volatility in our common share price may subject us to securities litigation;

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

The Company maintains a compelling portfolio of branded consumer products in the functional nutrition and dietary supplement categories under the Brain Armor® and P2N Peak Performance Nutrition® trademarks, and provides a range of private label sports nutrition items to major retailer accounts. Our products are focused on high growth category segments including performance nutrition and brain health, supported by an established contract manufacturing supply chain, strong research and development infrastructure and a solid and proactive management team, board of directors and business advisors with many years of senior experience in related fields.

Corporate Legal Structure and Related Matters

Trident Brands Incorporated has four legal subsidiaries, as detailed below.

Trident Sports Nutrition Inc. is 100% owned by Trident Brands and is organized to deliver shelf ready product solutions in the active nutrition and dietary supplement segment to leading retailers for private label and control brand programs.

Brain Armor Inc. is 94.8% owned by Trident Brands and is organized to develop, market and sell a portfolio of DHA supplements under the Brain Armor® brand, which is targeted at the cognitive health and performance segment.

Trident Health is 100% owned by Trident Brands.

Trident Brands Canada Ltd. is 100% owned by Trident Brands Incorporated and holds various banking facilities, and licenses associated with the manufacturing, importation and sale of natural health and nutrition products in Canada.

The Company’s administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of November 30, 2020 and 32,311,887 as of March 16, 2021.

Management and Board of Directors

Mr. Anthony Pallante serves as Chairman of the Board and Chief Executive Officer while Mr. Scott Chapman serves as President.

Mr. Peter Salvo, the Vice President, Finance, Corporate Secretary, and Controller of the Company is our Principal Financial Officer and Principal Accounting Officer. Mrs. Pamela Andrews serves as Managing Director of our subsidiary, Brain Armor Inc.

The board is comprised of Mr. Anthony Pallante, Mr. Scott Chapman and Mr. Richard Russell.

Mr. Chapman is a director and Chair of the Corporate Governance Committee. Mr. Russell serves on the Company’s Board of Directors as an “independent director”, as defined under the Nasdaq Stock Market’s corporate governance rules, is Chairman of the Audit Committee and is considered a financial expert.

Evolution of Trident Brands

Brands

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

In April 2019, Trident began shipping Brain Armor dietary supplement products to CVS Health; in July 2020 to Whole Foods Markets through United Natural Foods Inc (UNFI), a national distributor; and in June 2020 to US supplement retailer Vitamin Shoppe. All of these retail listings are under standard vendor trading agreement terms.

Key Developments in Fiscal 2020 and Fiscal 2021 to the Date of this Report

On January 9, 2020 the Company and Fengate Trident LP entered into an Amendment to Convertible Promissory Notes Agreement to amend the terms of certain convertible promissory notes issued pursuant to a Securities Purchase Agreement by and between the Company and the Purchaser dated September 26, 2016 and previously amended on November 30, 2018 and March 11, 2019. The Amendment affects the convertible notes issued February 5, 2015 (US$1,800,000), May 14, 2015 (US$500,000), September 26, 2016 (US$4,100,000), May 9, 2017 (US$4,400,000) and May 16, 2018 (US$1,500,000), respectively (collectively the “2016 Convertible Notes”). Pursuant to the Amendment, the Purchaser has agreed to convert all of the 2016 Notes on or before the earlier to occur of (i) the Maturity Date of the 2016 Convertible Notes and (ii) the Company raising new equity investment of not less than US$2,000,000, on terms mutually acceptable to the Purchaser and the Company (subject to the Purchaser’s regulatory considerations). Conversion of the 2016 Notes will occur in a single conversion transaction at a price that is equal to a 25% discount to the average closing price of the Company’s common stock for the 10 trading days immediately prior to the conversion date, with the exact structure of the conversion to be determined by the parties.

The Amendment also amends the outstanding convertible notes issued to the Purchaser on November 30, 2018 (US$3,400,780), April 13, 2019 (US$2,804,187) and November 6, 2019 (US$3,795,033) respectively (collectively the “2018 and 2019 Convertible  Notes”). Maturity of the 2018 and 2019 Convertible Notes has been extended to December 1, 2021. It was further agreed that interest on the 2018 and 2019 Convertible  Notes will accrue as at July 1, 2020 and be payable upon maturity.

On November 30, 2020 (“Effective Date”), the Company entered into that certain Fourth Amendment to Convertible Promissory Notes ( “Fourth Amendment”), with Fengate, the holder of the Notes (the “Note Holder”).

By way of background, immediately prior to the Effective Date, the Company was indebted to the Note Holder in the aggregate principal amount of $22.3 million as follows: $12.3 million (the “2016 Convertible Notes”) and $10 million (the “Amended SPA Notes”). In addition, the Company owed aggregate accrued interest of $5,359,392 on the 2016 Convertible Notes and the Amended SPA Notes.

Conversion of $17.7 million of Indebtedness into Company Equity

In connection with the Fourth Amendment, the Note Holder has agreed to convert aggregate principal and accrued interest of $17,659,392 into equity of the Company, as more fully described below.

As of the Effective Date, the Company and Note Holder have agreed that the Company will issue the Note Holder 29,432,320 shares of Company Preferred Stock in full and complete satisfaction of (i) all amounts owing under the 2016 Convertible Notes through November 30, 2020 (including accrued interest thereon) and (ii) all accrued interest on the Amended SPA Notes through November 30, 2020. This transaction represents the conversion of aggregate principal and accrued interest of $17,659,392 into Preferred Stock at the rate of $.60 per share. The $17,659,392 is comprised of $12.3 million of principal owing under the 2016 Convertible Notes and all accrued interest owing under both the 2016 Convertible Notes and the Amended SPA Notes (an aggregate of $5,359,392).

Under the terms of the Fourth Amendment, the Preferred Stock shall be (i) voting shares, with the same voting rights as common shares, except the Preferred Stock shall have no vote in respect of election of directors, (ii) entitled to such dividends as the Board of Directors of the Company may in its discretion declare (and no dividends may be declared on the Company’s other classes of shares unless a dividend is declared on the Preferred Stock), (iii) have a preference in liquidation ahead of all other classes of Company shares, (iv) be entitled upon a sale of the Company (to be further defined in definitive agreements) to receive the consideration that would be payable in respect of that number of shares of common stock of the Company equal to the number of shares of Preferred Stock (on a one-for one basis with the Company common stock), and (v) otherwise on such other terms and conditions as are mutually agreeable and not inconsistent with the foregoing.

The consummation of the foregoing transaction is subject to (i) authorization and issuance of the Preferred Stock, which is subject to approval of the requisite number of common shares of the Company, in accordance with Nevada law and the Company’s organizational documents, and (ii) Note Holder’s obligation to remain in compliance with regulations governing its ownership of voting shares.

The Company and Note Holder have undertaken to consummate the foregoing transactions no later than June 30 , 2021.The Company expects to consummate this transaction prior to May 30, 2021.

Amendment of Terms of $10 million Amended SPA Notes

The Fourth Amendment also amends the Amended SPA Notes (aggregate principal amount of $10 million) as of the Effective Date, as follows:

1.	Interest Rate. The interest rate per annum in respect of outstanding principal under the Amended SPA Notes shall be eight (8%) percent computed on a simple interest basis.

2.	Interest Payments.

a.

Interest on unpaid principal of the Amended SPA Notes ($10 million) with respect to the period of December 1, 2020 through November 30, 2021 may be paid by the Company in kind by issuing a non-interest bearing note (a “PIK Note”) in the amount of $800,000 on November 30, 2021 with a maturity date of November 30, 2025. If no PIK Note is issued on such date, accrued and unpaid principal shall be payable in cash.

b.

Interest on unpaid principal of the Amended SPA Notes with respect to the period of December 1, 2021 through November 30, 2022 may be paid by the Company in kind by issuing a PIK Note in the amount of $800,000 on November 30, 2022 with a maturity date of November 30, 2025. If no PIK Note is issued on such date, accrued and unpaid principal shall be payable in cash.

c.

The PIK Notes issued by the Company pursuant to the previous two paragraphs shall be in the form attached to the Securities Purchase Agreement dated as of September 26, 2016, as amended, pursuant to the which the Amended SPA Notes were issued, subject to revisions necessary to make such PIK Notes non-convertible and non-interest bearing.

d.	Interest on unpaid principal with respect to the period of December 1, 2022 through November 30, 2025 shall be payable quarterly in arrears commencing February 28, 2023.

3.	Termination of Conversion Feature. The convertibility of the Amended SPA Notes is terminated.

4.	Extension of Maturity Date. The Maturity Date of the Amended SPA Notes is extended to November 30, 2025.

Except as modified by the Fourth Amendment, the Notes, as previously amended, remain in full force and effect.

On September 24, 2020, the Company appointed Pamela Andrews as Managing Director of Brain Armor Inc.

Business Objectives and Strategies

Our business brings together many years of seasoned expertise in branded consumer and supplement products, supply chain, product development and corporate finance. Our team has experience in developing and commercializing consumer products, in both global companies and specialty markets.

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

Once we secure sufficient capital to enable us to fully implement our business plan, we expect revenues and associated margins to increase as we continue to commercialize segments and products within our portfolio. Specifically, Brain Armor®, P2N Peak Performance Nutrition and private label product lines have demonstrated solid potential in the markets where they compete. Further research and development investment is also expected to entrench our position in the market and contribute to current platforms and incremental business potential.

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

Brands

Brain Armor®

The Company has a licensing agreement that grants us the exclusive global rights to Brain Armor®, a plant-based Omega-3 dietary supplement formulated to improve cognitive health and well-being. In December 2017, we purchased the Brain Armor® trademark and reformulated Brain Armor® dietary supplements with a proprietary blend of active ingredients clinically-proven to support neuro-nutrition at every stage of life.

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

All novel product formulations and flavor systems are proprietary and formulated in-house.

Competition

We compete in the branded nutritional products and functional foods market segments. These markets are highly competitive with many companies, large and small, competing for market share.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of November 30, 2020 the following trademarks have been registered or applications filed on behalf of Trident Brands Incorporated or operating subsidiaries of Trident Brands Incorporated:

Human Resources, Contract Service Providers, Employees

We operate our business utilizing resources to provide services to the Company on a contractual basis. We feel this is most prudent as we can cost effectively meet our needs and leverage capabilities of talented individuals without employing on a full time basis. As the business grows, we expect to add a number of full-time employees. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. Except for our stock option plan, there are presently no employee benefits available to our officers and directors.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with applicable disclosure rules  under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. . The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC.

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

We have an immediate and urgent need for capital and may not be able to continue as a going concern.

As of November 30, 2020, we had a working capital deficit of $6.4 million and accumulated deficit of $39,522,278. During the year ended November 30, 2020, we had a net loss of $5.4 million and our operations used $2 million of cash. As of March 15, 2021, we had only minimal cash on hand. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish a history of profitable operations and, as at November 30, 2020, have an accumulated deficit of $39,522,278, realized since our inception on November 5, 2007. We have generated only limited revenues since our inception and thus have incurred significant operating losses. Our profitability will require the successful commercialization and sales of our planned products at acceptable margins. We may not be able to successfully achieve any of these requirements.

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

There can be no assurance that we will ever operate profitably. We have a limited operating history. Our success is significantly dependent on the successful marketing and sales of our food and nutritional products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the uncertainties arising from the absence of a significant operating history. We may be unable to profitably sell our food and nutritional products and thus operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable.

Our commercial success depends, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and products as well as successfully defending third-party challenges to such technologies and products. We will be able to protect our technologies and product from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

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

We also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our employees, consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and products, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

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

Our business is subject to changing consumer trends and preferences. Our success depends on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. The nutritional supplement industry is characterized by rapid and frequent changes in demand and new product introductions and enhancements. Our failure to predict these trends could negatively impact consumer opinion of our products and thus commercial success.

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

We cannot be assured that our outside contract manufacturers will continuously and reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s GMP regulations. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot be assured we will not experience financial hardship or capacity constraints in the future that could interrupt supply and thus our ability to profitably market our products.

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

The COVID-19 pandemic has significantly reduced demand for our products, and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 (coronavirus) pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for our products. The decline in our customers’ demand for our products has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

RISKS RELATING TO OWNERSHIP OF OUR SECURITIES

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTC quotation system in which shares of our common stock are quoted, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

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

We cannot predict the extent to which an active public market for trading our common stock will be develop or be sustained. Our shares have historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common shares at or near offered prices at any given time may be relatively small or non-existent.

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

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stock/over the counter stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price and there can be no assurance that our shares will not be impacted by these practices.

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

We are quoted on the OTC quotation system and our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently quoted on the OTCQB. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock on the OTCQB. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the OTC system of our common stock. If we are unable to maintain the quotation of our common stock in the OTC system, the market liquidity of our common stock may be severely limited.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

On January 17, 2019, Everlast World’s Boxing Headquarters Corp. (“Everlast”) filed a counter civil lawsuit against the Company and other defendants. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. On February 26, 2020, the court in the Everlast matter issued an Opinion and Order granting a motion to dismiss all of the Company’s claims against Everlast and granting a motion for judgment on the pleadings as to liability against the Company. The Court left open the question of damages to be awarded to Everlast. The Company has requested that the parties participate in settlement discussions before a magistrate judge or, in the alternative, that Everlast engage in limited discovery on these matters. No settlement was reached. On October 15, 2020, the Court in the Everlast case ordered, adjudged and decreed that Plaintiff Everlast have judgment and recover a total of $738,946 from the Company as follows:

1. $425,000 representing royalty payments due to Everlast;

2. Interest on royalty payments computed through October 15, 2020, in the sum of $242,920;

3. Costs and attorneys’ fees in the sum of $71,026

The Company has fully accrued the $738,946 liability as of November 30, 2020.

The Clerk of Court was directed to close the case. The Company did not appeal the judgement.

On June 3, 2019, the Company filed a lawsuit against PIT Mycell, LLC, William E. Peterson III, New Age Ventures, LLC, Volker Berl, and Mycell Technologies, LLC (“Mycell”) in the Superior Court in Bergen County, New Jersey, Civil Action No. BER-L-004198-19, in which the Company seeks to require the defendants to perform under and allow the enforcement of certain notes made by Mycell and acquired by the Company in September 2017. The notes are past their stated maturity date of December 31, 2016. The Company also alleges that the parties had entered into a written Settlement Agreement Letter of Intent dated March 14, 2019 (the “Settlement”), but that the defendants repudiated it shortly thereafter. The notes had been the subject of an earlier lawsuit in Virginia in state court in Fairfax County between the Company and PIT Mycell, LLC that the Settlement was intended to resolve. The Company seeks to enforce the notes and the Settlement in the New Jersey lawsuit and requests actual damages in an amount to be proven at trial, attorneys’ fees and litigation costs, specific performance requiring certain defendants to enforce obligations under the notes against Mycell, specific performance requiring the defendants to execute a final Settlement Agreement consistent with the Settlement, an order permitting foreclosure on the collateral for the notes, and declaratory relief. On January 24, 2020, the New Jersey court denied Defendant’s Motions to dismiss the case. The parties have engaged in written discovery and exchanged productions of documents. Mycell filed for bankruptcy on November 25, 2020.

On December 1, 2020, Bank of America Leasing and Capital, LLC filed a legal action against the Company in the Superior Court for the State of California, County of San Mateo (Case NO. 20-CIV-05306), alleging breach of contract. The claim arises out of a software services contract between the Company and Oracle Corporation.  Bank of America Leasing and Capital, LLC acquired Oracle’s rights under the agreement.  The plaintiff claims the Company is liable for damages in the amount of $217,000 plus interests and costs.  The Company has not filed an answer to this complaint.  On February 22, 2021, the plaintiff requested that the Court enter a default judgment against the Company.  The Company intends to engage counsel and defend against this claim.

Item 4. Mining Safety Disclosures

None.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since July 8, 2013 our shares began trading under the symbol “TDNT”. As of the date of this filing, there has been no active trading of our securities.

	2020		2019
	High	Low	High	Low
First Quarter	$0.500	$0.250	$0.600	$0.310
Second Quarter	$0.348	$0.160	$0.468	$0.380
Third Quarter	$0.288	$0.031	$0.620	$0.440
Fourth Quarter	$0.150	$0.033	$0.580	$0.208

The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTC is not an issuer listing service, market or exchange. Although the OTC market  does not have any listing requirements per se, to be eligible for quotation on the OTC market, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTC market that become delinquent in their required filings will be removed following a grace period if they do not make their required filing during that time.

As of November 30, 2020, we had 32,311,887 Shares of $0.001 par value common stock issued and outstanding held by 48 shareholders of record.

Of the 32,311,887 shares of common stock outstanding as of November 30, 2020, 8,441,724 shares are owned by Anthony Pallante, CEO and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Securities authorized for issuance under equity compensation plans

As of November 30, 2020, we have issued the following securities under our 2013 Stock Option Plan:

	Name and Position	Number of Options	Date of Grant	Exercise price	Expiration	Vesting from date of Grant
1.	Scott Chapman Current President, Director, Chair of Corporate Governance Committee	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
2.	Mark Holcombe (former President, CFO, Director, Chairman of the Compensation Committee	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
3.	Peter Salvo Controller	75,000 75,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
4.	Anthony Pallante CEO, Director, Chairman of the Board	375,000 375,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
5.	Brad Caistor	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
6.	Landon McCluskey	16,250 16,250	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
	Total:	1,832,500

Section 16(a)

Based solely upon a review of Forms 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2020.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended November 30, 2020 and includes information available up to March 16, 2020, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Results of Operations for the Fiscal Years Ended November 30, 2020 and November 30, 2019

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal years ended November 30, 2020 and 2019.

Our operating results for years ended November 30, 2020 and 2019 are summarized as follows:

	Year Ended	Year Ended
	Nov 30,	Nov 30,
	2020	2019

Revenues	$872,923	$2,153,572
Gross Profit	$244,122	$429,761
Operating Expenses	$4,571,077	$6,950,756
Other Income/(Expenses)	$(1,068,237)	$(5,696,798)
Net Loss	$(5,395,192)	$(12,217,793)

Add back:
Interest Expense and loss on debt extinguishment	$5,390,575	$4,371,507
Depreciation and Amortization	$4,413	$8,381

EBITDA	$(204)	$(7,837,905)

Add (deduct):
Stock Options Expense	$-	$380,751
Derivative Loss (Gain)	$(4,312,338)	$1,325,291
Adjusted EBITDA	$(4,312,542)	$(6,131,863)

Revenues and Gross Profits

Revenues decreased 59% in 2020 to $872,923 versus $2,153,572 in the prior year. The decrease was the result of the Company’s implementation of a strategic shift away from established commodity-based private label product sales to developing high-margin premium branded product sales in the period. Gross profit decreased by 43% to $244,122 versus $429,761 with margin improvement in the period to 28.0% of revenues versus 20.0% of revenues in the prior period. This improvement is attributable to early commercial development of Brain Armor® branded product sales. Subject to receipt of additional funding which will be used in part for further sales and marketing initiatives, Management expects revenue and profit contribution improvement as commercial efforts continue to gain traction and market conditions normalize. COVID-19 has thus far adversely affected our revenues and our ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

Operating Expenses

Our operating expenses for the years ended November 30, 2020 and 2019 are outlined in the table below:

	2020	2019
Professional Fees	$694,842	$988,832
General & Administrative Expenses	$2,545,105	$4,144,332
Marketing, Selling & Warehousing Expenses	$1,129,665	$1,485,024
Management Salary	$152,000	$153,750
Director’s Fees	$-	$29,500
Rent	$49,465	$149,318

Operating expenses for the year ended November 30, 2020 were $4,571,077 as compared to $6,950,756 for the comparative period in 2019, a decrease of 34.2%. The decrease in our operating expenses was primarily due to our efforts to reduce costs, partially offset by an increase in professional fees. Management expects operating expenses to increase as revenue is expected to gain traction and market conditions normalize.

Other Income (Expenses)

Other income/(expenses) for the year ended November 30, 2020 were $(1,068,237) versus $(5,696,798) in the comparative period in 2019, an improvement of 81.2%. The increase in income was due primarily to an increase in a derivative gain of $5,637,629 on the revaluation of the embedded conversion option of the 2018 and 2019 convertible notes partially offset by a loss on debt extinguishment of $1,092,295. Management expects interest expenses to decrease. and does not expect any amortization of debt discount or derivative loss or gains.

Non-GAAP Financial Measure

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. EBITDA is a non-GAAP financial measure that we present in this annual report on Form 10-K to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA because it is a key measure used by our management to understand and evaluate our performance. Reported net loss for the year ended November 30, 2020 was $(5,395,192) compared to $(12,217,793) in the comparative period in 2019. After deducting non-cash amounts of interest and loss on debt extinguishment, depreciation and amortization, EBITDA for the year ended November 30, 2020 was $(204) compared to $(7,837,905) in 2019.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude stock options expense and derivative loss. Reported EBITDA for the year ended November 30, 2020 was $(204) compared to $(7,837,700) in the comparative period in 2019. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the year ended November 30, 2020 was $(4,312,542) compared to ($6,131,863) in 2019.

Liquidity and Capital Resources

Our cash and cash equivalents balance at November 30, 2020 was $88,007. Management believes the current funds available to the company will not be sufficient to fund our operations for the next twelve months from the date the financial statements are issued unless the Company can raise additional funds.

Historical Convertible Note Financings

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

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement (‘SPA”) pursuant to which the Company has agreed to issue to Fengate additional convertible promissory notes (collectively, the “2018 and 2019 Convertible Notes”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the SPA will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date. The 2018 and 2019 Convertible Notes were extended and will mature on December 1, 2021.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019. The 3rd tranche of $3,795,033 less $936,168 withheld for withheld for interest payments up to and including June 30, 2020 was received on November 6, 2019. On March 5, 2020, the 2018 and 2019 Convertible Notes were amended to increase the amount of the 3rd tranche by $936,168 representing the amount previously withheld as interest payment. The withheld interest was subsequently received on March 12, 2020.The Company used the proceeds of the secured convertible note for general working capital purposes including, without limitation, product development, inventory, and marketing and selling expenses.

Agreement to Restructure Convertible Notes

On November 30, 2020 (“Effective Date”), the Company entered into that certain Fourth Amendment to Convertible Promissory Notes ( “Fourth Amendment”), with Fengate, the holder of the Notes (the “Note Holder”).

By way of background, immediately prior to the Effective Date, the Company was indebted to the Note Holder in the aggregate principal amount of $22.3 million as follows: $12.3 million (the “2016 Convertible Notes”) and $10 million (the “Amended SPA Notes”). In addition, the Company owed aggregate accrued interest of $5,359,392 on the 2016 Convertible Notes and the Amended SPA Notes.

Conversion of $17.7 million of Indebtedness into Company Equity

In connection with the Fourth Amendment, the Note Holder has agreed to convert aggregate principal and accrued interest of $17,659,392 into equity of the Company, as more fully described below.

As of the Effective Date, the Company and Note Holder have agreed that the Company will issue the Note Holder 29,432,320 shares of Company Preferred Stock in full and complete satisfaction of (i) all amounts owing under the 2016 Convertible Notes through November 30, 2020 (including accrued interest thereon) and (ii) all accrued interest on the Amended SPA Notes through November 30, 2020. This transaction represents the conversion of aggregate principal and accrued interest of $17,659,392 into Preferred Stock at the rate of $.60 per share. The $17,659,392 is comprised of $12.3 million of principal owing under the 2016 Convertible Notes and all accrued interest owing under both the 2016 Convertible Notes and the Amended SPA Notes (an aggregate of $5,359,392).

Under the terms of the Fourth Amendment, the Preferred Stock shall be (i) voting shares, with the same voting rights as common shares, except the Preferred Stock shall have no vote in respect of election of directors, (ii) entitled to such dividends as the Board of Directors of the Company may in its discretion declare (and no dividends may be declared on the Company’s other classes of shares unless a dividend is declared on the Preferred Stock), (iii) have a preference in liquidation ahead of all other classes of Company shares, (iv) be entitled upon a sale of the Company (to be further defined in definitive agreements) to receive the consideration that would be payable in respect of that number of shares of common stock of the Company equal to the number of shares of Preferred Stock (on a one-for one basis with the Company common stock), and (v) otherwise on such other terms and conditions as are mutually agreeable and not inconsistent with the foregoing.

The consummation of the foregoing transaction is subject to (i) authorization and issuance of the Preferred Stock, which is subject to approval of the requisite number of common shares of the Company, in accordance with Nevada law and the Company’s organizational documents, and (ii) Note Holder’s obligation to remain in compliance with regulations governing its ownership of voting shares.

The Company and Note Holder have undertaken to consummate the foregoing transactions no later than June 30 , 2021.The Company expects to consummate this transaction prior to May 30, 2021.

Amendment of Terms of $10 million Amended SPA Notes

The Fourth Amendment also amends the Amended SPA Notes (aggregate principal amount of $10 million) as of the Effective Date, as follows:

1.	Interest Rate. The interest rate per annum in respect of outstanding principal under the Amended SPA Notes shall be eight (8%) percent computed on a simple interest basis.

2.	Interest Payments.

a.

Interest on unpaid principal of the Amended SPA Notes ($10 million) with respect to the period of December 1, 2020 through November 30, 2021 may be paid by the Company in kind by issuing a non-interest bearing note (a “PIK Note”) in the amount of $800,000 on November 30, 2021 with a maturity date of November 30, 2025. If no PIK Note is issued on such date, accrued and unpaid principal shall be payable in cash.

b.

Interest on unpaid principal of the Amended SPA Notes with respect to the period of December 1, 2021 through November 30, 2022 may be paid by the Company in kind by issuing a PIK Note in the amount of $800,000 on November 30, 2022 with a maturity date of November 30, 2025. If no PIK Note is issued on such date, accrued and unpaid principal shall be payable in cash.

c.

The PIK Notes issued by the Company pursuant to the previous two paragraphs shall be in the form attached to the Securities Purchase Agreement dated as of September 26, 2016, as amended, pursuant to the which the Amended SPA Notes were issued, subject to revisions necessary to make such PIK Notes non-convertible and non-interest bearing.

d.	Interest on unpaid principal with respect to the period of December 1, 2022 through November 30, 2025 shall be payable quarterly in arrears commencing February 28, 2023.

3.	Termination of Conversion Feature. The convertibility of the Amended SPA Notes is terminated.

4.	Extension of Maturity Date. The Maturity Date of the Amended SPA Notes is extended to November 30, 2025.

Except as modified by the Fourth Amendment, the Notes, as previously amended, remain in full force and effect.

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

Working Capital Deficiency and Need for Additional Capital

We currently have a working capital deficiency. As of November 30, 2020, we had a working capital deficit of approximately $6.4 million, compared to a deficit of approximately $18.3 million as of November 30, 2019. The approximate $11.9 million decrease in working capital deficit was due primarily to (all amounts approximate) $12.0 million decrease in convertible debt reclassified to long term debt and a $5.8 million decrease in derivative liability partially offset by $3.9 million increase in accrued liabilities, 926,000 decrease in cash and $863,000 decrease in inventory.

As disclosed under Item 3. Legal Proceedings, a judgment was entered  against us in the Everlast matter in the amount of  approximately $740,000.  In addition, the plaintiff in the Oracle matter has requested a default judgment against us. Accordingly, the Company is  currently obligated to pay Everlast approximately $740,000 and could be liable to pay Oracle at least $217,000 if the court enters a default judgment, in which case, the Company would be liable for in excess of $1 million in judgments, in the aggregate. If the Company is compelled to pay these liabilities, there would be a material adverse effect on the financial condition of the Company.

As of March 15, 2021, we had only minimal cash on hand, and consequently, we are unable to fully implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities. COVID-19 has thus far adversely affected our revenues and our ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and/or debt securities, and ultimately, we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of our products and services. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, in which case there would be a material adverse effect on our results of operations and financial condition.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of November 30, 2020, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of November 30, 2020 and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and (1) will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) will increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Anthony Pallante(1)	63	Chief Executive Officer, Director and Chair of the Board of Directors.
Scott Chapman(2)	57	President, Director, Chair of the Corporate Governance Committee and Chair of the Compensation Committee
Richard Russell(3)	60	Director, Chair of the Audit Committee
Pamela Andrews(4)	46	Managing Director, Brain Armor Inc.
Peter Salvo(5)	66	VP Finance, Controller and Secretary.

(1)	Anthony Pallante was appointed CEO, Director and Chair of the Board of Directors on December 2, 2016.

(2)

Scott Chapman was appointed as President on June 1, 2019. He was appointed as Chair of the Audit Committee on December 2, 2016 and as a Director and Chair of the Governance Committee of our company on March 21, 2014.

(3)	Richard Russell was appointed as a Director of our company on March 1, 2020 and serves as Chair of the Audit Committee.

(4)	Pamela Andrews was appointed Managing Director, Brain Armor on September 24, 2020.

(5)	Peter Salvo was appointed as a Controller of our company on March 21, 2014 and assumed the positions of Principle Financial Officer and Principal Accounting Officer on June 1, 2019.

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

Anthony Pallante, Chief Executive Officer, Director and Chair of the Board of Directors

Mr. Anthony M. Pallante is the Founder and Principal of Manchester Capital Inc. and has served as its Chairman and Chief Executive Officer for over 25 years. Prior to Manchester Capital, Mr. Pallante served as a Senior Vice President and Officer at Cott Beverages. Prior to Cott, he served as the President and Principal of Exclusive Beverage, the Ontario Royal Crown Cola franchise, which he sold to Cott. He holds a Bachelor of Arts from York University in Toronto and is active in various local and community charities.

Scott Chapman, President,

Director and Chair of the Corporate Governance Committee and Compensation Committee

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

Richard Russell,

Director, and Chair of the Audit Committee.

Since November 2017, Mr. Russell has served as Chief Financial Officer of LM Funding America, Inc., a Florida based Nasdaq listed technology-based specialty finance company offering unique funding solutions to community associations. As of November 2020, he is also Chief Financial Officer and board member of LMF Acquisition Opportunities Inc. (a special purpose acquisition corporation focused on acquiring a financial technology or services company). Since December 2019, Mr. Russell has served as Chief Financial Officer of Generation Income Properties Inc., a Florida based real estate investment company quoted on the OTCQB. Since August 2016, Mr. Russell has been a Board Member of the Hillsborough County Internal Audit Commission, of which he was appointed Chairman in January 2020. From September 2013 to December 2016, Mr. Russell served as Chief Financial Officer of Mission Health Communities, a skilled nursing company with 32 skilled and assisted living facilities in Florida. From 2007 – 2013, Mr. Russell was the Sr. Director Corp. Finance - Sr. Director - Head of Internal Audit - Assistant Corporate Controller of Cott Corporation, a large public international manufacturing beverage company headquartered in Florida.

Pamela Andrews, Managing Director, Brain Armor Inc.

With a career spanning over 25 years, Pamela Andrews has been a noteworthy leader in the CPG space. With roots at P&G and Estee Lauder, she made a move to the ‘start-up’ space as one of the initial team members at Ascenta Health  in July 2006 where she was the Director of Strategic Partnerships. Ascenta was a pioneer in the Omega-3 category and quickly became a market leader in a very short span of time. When Ascenta Health was acquired by Nature’s Way in 2015, Pamela followed Ascenta’s President & CEO Marc St-Onge to his new start-up, Bend Beauty. For the next two years, from August 2015 until June 2017 she helped to develop and launch this innovative brand in the newly emerging cosmeceutical space. Pamela then moved to Toronto in July 2017 to join Jamieson Wellness as their VP Marketing of the ‘Specialty Supplements’ division where she helped shape the vision and strategy of this new segment of business until March 2020. This division comprises Jamieson’s latest portfolio acquisitions in the natural health category. As a special passion throughout most of her career, Pamela has also been a pioneer in the ‘Influencer Marketing’ space. She has been very effective in connecting key opinion leaders and celebrity influencers to brands in order to quickly and effectively grow their market share. The relationships she has cultivated with celebrity influencers bring an invaluable piece of business to any growing brand.

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

We believe that all of our directors’ respective educational background, operational and business experience give them the qualifications and skills necessary to serve as directors of our company. Our board of directors consists solely of Mr. Pallante, Mr. Chapman and Richard Russell.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2020, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that one member of its audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compensation	Total
Anthony Pallante, Director & CEO	2020	0	0	0	$0	0	0	$149,500	$149,500
	2019	0	10,000	0	$0	0	0	$264,000	$274,000

Mark Holcome, former Director, President & CFO	2020	0	0	0	$0	0	0	$107,333	$107,333
	2019	0	7,000	0	$0	0	0	$215,000	$222,000

Scott Chapman, Director & President	2020	0	0	0	$0	0	0	$104,750	$104,750
	2019	0	0	0	$0	0	0	$117,000	$117,000

Pamela Andrews, Managing Director, BA Inc	2020	0	0	0	$0	0	0	$24,000	$24,000
	2019	0	0	0	$0	0	0	$18,375	$18,375

Peter Salvo, Controller	2020	0	0	0	$0	0	0	$81,250	$81,250
	2019	0	4,000	0	$0	0	0	$150,000	$154,000

Mark Holcombe resigned as President and CFO on June 1, 2019 and resigned as director on February 29, 2020.

Our officers and directors have written service contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, of which no options were issued in 2020 and 2019, there are presently no personal benefits available to our officers and directors.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Anthony Pallante	$0	0	$0	0	0	$0
Scott Chapman	$0	0	$0	0	0	$0
Richard Russell	$0	0	$0	0	0	$0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2020 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Anthony Pallante	Common Stock	8,441,724	26.13%
Scott Chapman	Common Stock	400,000	1.24%
Peter Salvo	Common Stock	-0-	0.00%
Richard Russell	Common Stock	-0-	0.00%
All officers and directors as a group	Common stock, $0.001 par value
		8,841,724	27.36%
5%+ Security Holders
2373539 Ontario Inc	Common Stock	3,000,000	9.28%
Francesca Pallante	Common Stock	3,000,000	9.28%
Fengate Trident GP Inc	Common Stock	2,000,000	6.19%
	Common stock, $0.001 par value
All 5%+ Security Holders		8,000,000	24.76%

Francesca Pallante is the wife of CEO Anthony Pallante. Mr. Pallante disclaims beneficial ownership of these shares

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Percentage of shares outstanding is calculated based on total shares outstanding as at March 16, 2021 of 32,311,887. This total does not include outstanding warrants or options of the Company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company, except that, as described above, under the heading “Conversion of $17.7 million of Indebtedness into Company Equity,” in connection with the Fourth Amendment, the Note Holder has agreed to convert aggregate principal and accrued interest of $17,659,392 into equity of the Company. In connection with this transaction,  the Company and Note Holder have agreed that the Company will issue the Note Holder 29,432,320 shares of Company Preferred Stock. Under the terms of the Fourth Amendment, the Preferred Stock shall be voting shares, with the same voting rights as common shares, except the Preferred Stock shall have no vote in respect of election of directors. The consummation of this transaction, which is subject to shareholder approval, could be deemed a change of control, even though the Preferred Shares shall not have the right to vote upon the election of directors.

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

Promoters and Certain Control Persons

The Company does not have any promoters.

Corporate Governance

We were acting with three directors, consisting of Anthony Pallante, Scott Chapman and Richard Russell. On February 29, 2020 Mark Holcombe resigned as a director of the company. On March 1, 2020 the Company’s Board of Directors appointed Richard Russell to serve on the Company’s Board of Directors, to serve in such capacity until the next annual meeting of stockholders of the Company. In connection with his appointment, the Company’s Board of Directors determined that Mr. Russell would meet the requirements of an “independent director” under the Nasdaq Stock Market’s corporate governance rules. Accordingly, the Board of Directors has designated Mr. Russell an “independent director” for corporate governance purposes. The Company intends to expand its Board of Directors and appoint additional “independent directors,” with the objective of enhancing corporate governance.

We have an Audit Committee, Compensation Committee and Corporate Governance Committee.

We have an independent director on our Audit Committee . We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a completely independent Compensation or Corporate Governance Committee at this time because we believe that the functions of such committees can be adequately performed by the existing board of directors. Additionally, we believe that retaining independent directors for those committees would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accountant Fees and Services

The total fees charged to the company for audit services were $62,000 and for other services were $Nil during the year ended November 30, 2020.

The total fees charged to the company for audit services were 61,300 and for other services were $Nil during the year ended November 30, 2019.

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

Exhibit	Description
3(i)	Articles of Incorporation*
3(ii)	Bylaws*
10.1	Amendment to Convertible Promissory Notes dated January 9, 2020
10.2	Amendment No. 2 to Convertible Promissory Note dated March 5, 2020
10.3	Third Amendment to Convertible Promissory Notes dated May 31, 2020
10.4	Fourth Amendment to Convertible Promissory Notes dated November 30, 2020
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

* Included in our original Registration Statement on Form SB-2 (subsequently amended utilizing Form S-1) under Commission File Number 333-148710.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trident Brands Incorporated

Date: March 16, 2021	/s/ Anthony Pallante
By: Anthony Pallante
(CEO, Director & Chair of the Board)

/s/ Peter Salvo
By: Peter Salvo
(Principal Financial Officer)

/s/ Scott Chapman
By: Scott Chapman
(President & Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Trident Brands Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trident Brands Incorporated and its subsidiaries (collectively, the “Company”) as of November 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

March 16, 2021

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets

	As of	As of
	November 30,	November 30,
	2020	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$88,007	$1,013,674
Accounts Receivable, net of allowance for doubtful accounts of $155,186 and $55,979, respectively	63,784	280,347
Inventory, net of reserves of $195,264 and $0, respectively	1,219,567	2,082,826
Prepaid and other current assets	155,179	168,327

Total Current Assets	1,526,537	3,545,174

Fixed Assets-Furniture & Fixtures, net	-	4,413
Intangible Assets	400,000	400,000

TOTAL ASSETS	$1,926,537	$3,949,587

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$429,009	$443,247
Accrued Liabilities	7,480,846	3,605,175
Derivative Liability	-	5,825,480
Convertible Debt, net of discount of $0 and $334,988 respectively	-	11,965,012
Total Current Liabilities	7,909,855	21,838,914

PPP Loan Payable	135,165	-
Convertible Debt, net of discount of $0 and $3,352,894 respectively	22,300,000	6,647,106

Total Liabilities	30,345,020	28,486,020

Stockholders’ Deficit

Common stock, $0.001 par value, 300,000,000 shares authorized; 32,311,887 shares issued and outstanding as of November 30, 2020 and November 30, 2019	32,312	32,312
Additional paid-in capital	11,458,630	9,945,488
Non-Controlling Interest in Subsidiary	(387,147)	(288,603)
Accumulated Deficit	(39,522,278)	(34,225,630)

Total Stockholders’ Deficit	(28,418,483)	(24,536,433)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,926,537	$3,949,587

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30
	2020	2019

Revenues, net	$872,923	$2,153,572

Cost of Sales	628,801	1,723,811

Gross Profit	244,122	429,761

General & Administrative Expenses	(4,571,077)	(6,950,756)

Loss from Operations	(4,326,955)	(6,520,995)

Other Income (Expenses)
Interest Expense, net	(4,298,280)	(4,371,507)
Gain on Debt Forgiveness	10,000	-
Loss on Debt Extinguishment	(1,092,295)	-
Derivative gain (loss)	4,312,338	(1,325,291)

Total Other Income (Expenses)	(1,068,237)	(5,696,798)

Net Loss	$(5,395,192)	$(12,217,793)

Net loss attributable to Trident	(5,296,648)	(12,100,189)
Net loss attributable to Non-Controlling Interests	(98,544)	(117,604)

Loss per share - Basic and diluted	$(0.16)	$(0.37)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders’ Deficit
From the years ended November 30, 2020 and 2019

		Common	Additional
	Common	Stock	Paid-in	Accumulated	Non-Controlling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2018	32,311,887	$32,312	$9,564,737	$(22,125,441)	$(170,999)	$(12,699,391)

Stock Options Expenses	-	-	380,751	-	-	380,751
Net loss, November 30, 2019	-	-	-	(12.100,189)	(117,604)	(12,217,793)

Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

APIC reclassified to derivative liability	-	-	(3,981,221)	-	-	(3,981,221)
Resolution of derivative liability	-	-	5,494,363	-	-	5,494,363
Net loss, November 30, 2020	-	-	-	(5,296,648)	(98,544)	(5,395,192)

Balance, November 30, 2020	32,311,887	$32,312	$11,458,630	$(39,522,278)	$(387,147)	$(28,418,483)

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,395,192)	$(12,217,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,885,587	2,939,450
Loss on debt extinguishment	1,092,295	-
Depreciation expense	4,413	8,381
Inventory reserve	195,264	-
Derivative (gain)/loss	(4,312,338)	1,325,291
Stock options expense	-	380,751
Provision for bad debts	99,207	-

Changes in operating assets and liabilities:
Accounts receivable	117,356	77,145
Prepaid expenses	13,148	(44,728)
Inventory	667,995	(27,763)
Accounts payable and accrued liabilities	3,635,265	(235,864)

Cash used in operating activities	(1,997,000)	(7,795,130)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	-	18,869
Additions of intangible assets	-	(6,420)

Cash provided by (used in) investing activities	-	12,449

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	135,165	-
Proceeds from convertible debt	936,168	5,663,052

Cash provided by financing activities	1,071,333	5,663,052

NET CHANGE IN CASH AND CASH EQUIVALENTS	(925,667)	(2,119,629)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,013,674	3,133,303

CASH AND CASH EQUIVALENTS AT END OF YEAR	$88,007	$1,013,674

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	-	1,380,637

NON-CASH TRANSACTIONS
Debt discount related to derivative liability	-	3,608,189

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (“we”, “our”, “the Company”) was incorporated under the laws of the State of Nevada on November 5, 2007.

The Company is focused on the development of high growth branded and private label consumer products and ingredients within the nutritional supplement, life sciences and food and beverage categories. The Company is in its early growth stage and has transitioned out of its shell status with the Super-8K filing at the end of August, 2014. Activities to date have focused on capital formation, organizational development and execution of its branded and private label consumer products and ingredients business plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a November 30 year-end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 and beyond will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results in 2021 and beyond, but developments related to COVID-19  materially affected the Company’s financial performance in 2020.

Principles of Consolidation

The Company’s consolidated financial statements as of November 30, 2020 include the accounts of Trident Brands Incorporated and its subsidiaries: Trident Brands Canada Ltd, Sports Nutrition Products Inc., Brain Armor Inc., Trident Sports Nutrition Inc. and Trident Brands International Ltd.

Earnings (Loss) Per Share

The Company follows the guidance in ASC No. 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Due to net losses during the years ended November 30, 2020 and 2019, diluted earnings (loss) per share are the same as the basic earnings (loss) per share since inclusion of common stock equivalents would have been anti-dilutive.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary. As of November 30, 2020 and 2019, the Company’s accounts receivable was netted against an allowance of $155,186 and $55,979 respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method. We regularly review inventory for obsolete and slow-moving inventory and recognize a reserve or write offs as necessary. We recognized an inventory reserve of $195,264 and $0 as of November 30, 2020 and 2019, respectively.

Inventory at November 30, 2020 consist of raw materials and finished goods of $842,076 and $377,491, respectively. Inventory at November 30, 2019 consist of raw materials and finished goods of $1,088,949 and $993,877, respectively.

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

November 30, 2020 and 2019

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of November 30, 2020 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the 2016 and 2018 convertible notes, with a fair value of $0 as of November 30, 2020 and $5,825,480 as of November 30, 2019. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2018	$892,000
Unrealized derivative loss included in other expense	1,325,291
Net transfers in debt discount related to derivative liability	3,608,189
Balance at November 30, 2019	5,825,480
Unrealized derivative gain included in other expense	(4,312,338)
APIC reclassified to derivative liability	3,981,221
Resolution of derivative liability	(5,494,363)
Balance at November 30, 2020	$-0-

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of November 30, 2020 and November 30, 2019:

	2020	2019
Market value of stock on measurement date	$0.033	$.0285 and 0.445
Risk-fee interest rate	0.16% and 0.18%	1.96%
Dividend yield	0%	0%
Volatility factor	173.23%	126.24% to 104.70%
Term.	0.085 and 1.0 yr	0.50 yr and 1.13 yrs

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

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

Four customers accounted for 22.3%, 17.7%, 13.0% and 10.2% of total revenue, compared to four customers for 29.7%, 21.8%, 15.0% and 12.7% in the prior year. Three customers accounted for 16.9%, 15.9% and 11.9% of total accounts receivable, compared to two customers for 29.8% and 11.8% in the prior year.

The Company records revenue when all of the following criteria are met: 1) the contract with a customer is identified, 2) the performance obligations in the contract are identified, 3) the transaction price is determined, 4) the transaction price has been allocated to the performance obligations and 5) when each performance obligation is satisfied.

Customer returns, allowances and consideration paid to customers for services which are not considered distinct are recorded as reductions to revenues.

Cost of Sales

The Company purchased 97% of its products from one vendor for the year ended November 30, 2020 and three vendors provided 98% of the Company’s products for the year ended November 30, 2019.

Cost of sales includes the direct purchase cost of the product based on the FIFO method.

Stock-Based Compensation

The Company accounts for employee and non-employee stock-based compensation in accordance with ASC-718, “Compensation-Stock Compensation”. ASC-718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of November 30, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

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

November 30, 2020 and 2019

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

In December 2018, the FASB issued ASC 842 and as ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (FASB). It replaced the previous US GAAP leasing standard, ASC 840. The purpose of the new standard is to close a major accounting loophole in ASC 840: off-balance sheet operating leases. Public companies began to implement the standard starting after December 15, 2018. Private companies will follow a year later on December 15, 2020. ASC 842 represents a significant overhaul of the accounting treatment for leases, with the most significant change being that most leases, including most operating leases, are now capitalized on the balance sheet. Under ASC 840, FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to 12 months in length. This became effective December 1, 2019 and the Company chose to adopt it early  on  December 1, 2018. The adoption did not have any material impact on the Company’s consolidated financial statements as the Company has no long term leases.

On June 20, 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as part of its ongoing Simplification Initiative. Currently, share-based payments to nonemployees are accounted for under Subtopic 505-50 which significantly differs from the guidance for share-based payments to employees under Topic 718. This ASU supersedes Subtopic 505-50 by expanding the scope of Topic 718 to include nonemployee awards and generally aligning the accounting for nonemployee awards with the accounting for employee awards (with limited exceptions). The effective date is for fiscal years beginning after December 15, 2018. The Company adopted the measure on December 1, 2019. The adoption did not have any material impact on the Company’s consolidated financial statements.

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

As of November 30, 2020, the Company had $88,007 in cash and a working capital deficit of $6,383,318. The Company also has generated losses and has an accumulated deficit as of November 30, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed additional long-term financing with the non-US institutional investor, receiving proceeds of $3,400,780 on November 30, 2018, $2,804,187 on April 13, 2019 and $3,795,033 (less $936,168 withheld for interest payments up to and including June 30, 2020) on November 6, 2019 through the issuance of secured convertible promissory notes. On March 5, 2020, the 2018 Convertible Note was amended to increase the amount of the 3rd tranche by $936,168 representing the amount previously withheld as interest payment. The payment was received on March 12, 2020. However, unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

NOTE 4. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017. The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum. The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at November 30, 2018 is $105,869. The Company reserved a full allowance on the note receivable and accrued interest of $617,010 as of November 30, 2020 and November 30, 2019.

NOTE 5. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000 cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000. The costs incurred to meet these conditions are being charged to intangible assets. As of November 30, 2020 and 2019, the Company has recorded $400,000 of costs to the asset account. Of this amount $200,000 is paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the 12 months ended November 30, 2020, no payments were made to DSM in connection with this liability and $71,280 in the prior year. The amount outstanding as of November 30,2020 is $120,960.

NOTE 6. WARRANTS AND OPTIONS

On December 6, 2017, our Board of Directors authorized the issuance to its members and management stock options to purchase up to 2,615,000 shares of our common stock. 1,307,500 of the options vest upon issuance and are exercisable for up to five years at $0.85 per share, while the remaining 1,307,500 will vest 12 months following issuance and be exercisable for up to five years at $1.00 per share. The options were issued pursuant to the Company’s 2013 Stock Option Plan, which was registered with the Securities and Exchange Commission on Form S-8 in January, 2015. The 2013 Stock Option Plan authorizes the Company to issue incentive and non-qualified stock options to employees and consultants of the Company to purchase a number of shares not to exceed 15% of the Company’s currently issued and outstanding securities.

On January 4, 2019, our Board of Directors approved the re-pricing of the majority of options previously granted at $0.40 per share.

On May 5, 2019, our Board of Directors approved the extension of 750,000 previously issued and outstanding stock options originally issued on May 5, 2014 to certain individuals for an additional year to May 5, 2020.

The total outstanding stock options as of November 30, 2020 are 1,832,500. For the period ended November 30, 2020, the Company expensed $0 as compensation expense compared to $8,875 in the comparable prior year period for stock options granted on December 6, 2017. The Company also used the Black-Scholes model to value the re-priced stock options at $275,024 and the options with the extended exercise period at $96,852 which were also expensed during the year ended November 30, 2019. Following are the assumptions used in the valuation of the re-priced and extended options: Discount rates between 0.90% and 2.10%; Volatility between 85.51% and 79.75%; and with terms of 2.5 and 3.0 years for the re-priced options and discount rate of 1.93%, volatility of 107.15% and term of 1.33 year for the extended options.

The following table represents stock option activity as of and for the years ended November 30, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2018	4,640,000	$1.02	2.45
Exercisable - November 30, 2018	3,332,500	$1.03	1.84	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	1,425,000
Outstanding – November 30, 2019	3,215,000	$0.40	2.42
Exercisable - November 30, 2019	3,215,000	$0.40	2.42	-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	1,382,500
Outstanding - November 30, 2020	1,832,500	$0.40	2.02
Exercisable - November 30, 2020	1,832,500	$0.40	2.02	-0-

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

As of November 30, 2020, the Company has no outstanding warrants. All the outstanding warrants have expired.

The following table represents warrant activity for the years ended November 30, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – November 30,2018	225,000	$1.35	0.20	-
Exercisable – November 30,2018	225,000
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	225,000
Outstanding – November 30, 2019	-0-	$0.0	0.00
Exercisable - November 30, 2019	-0-
Granted	-0-
Exercised or Vested	-0-
Cancelled or Expired	-0-
Outstanding – November 30, 2020	-0-	$0.0	0.00

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

On September 26, 2016, the Company entered into a securities purchase agreement with a non-US institutional investor, pursuant to which, in consideration for proceeds of $4,100,000, the Company issued a secured convertible promissory note in the amount of $4,100,000. Pursuant to the securities purchase agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at the Company’s request of up to $5,900,000. On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 and on May 16, 2018 the third tranche of $1,500,000 for a total investment by the investor of $10,000,000.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

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

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of November 30, 2020, $3,333,334 of the debt discount was amortized to interest of which $334,988 was amortized during the current year compared to $855,987 in the prior year. As of November 30, 2020, the debt discount was fully amortized.

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement (“SPA”) pursuant to which the Company has agreed to issue to Fengate additional convertible promissory notes (collectively, the “2018 and 2019 Convertible Notes”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the SPA will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date.

On November 30, 2018 the Company received the first tranche of funding with proceeds of $3,400,780. The 2nd tranche of $2,804,187 was received on April 13, 2019. The 3rd tranche of $3,795,033 less $936,168 withheld for interest payments up to and including June 30, 2020 was received on November 6, 2019. On March 5, 2020, the 2018 and 2019 Convertible Notes were amended to increase the amount of the 3rd tranche by $936,168 representing the amount previously withheld as interest payment. The withheld interest was subsequently received on March 12, 2020.

The Company analyzed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting. The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018, $1,911,256 on the issuance date of April 13, 2019 and $1,696,933 on the issuance date of November 6, 2019. The assumptions used were a discount rate of 2.80%, 1.96% and 1.96%; volatility rate of 79.57%, 104.70% and 107.3%; and a term of 1.50, 1.13 and 0.57 years respectively. The fair values of the embedded conversion options were recorded as debt discount and were amortized over the term of the 2018 and 2019 Convertible Notes. Amortization of debt discount for the years ended November 30, 2020 and 2019 was $1,885,587 and $1,857,295, respectively. The unamortized discount as of November 30, 2020 is $0.

On January 9, 2020 the Company and Fengate entered into an Amendment to Convertible Promissory Notes Agreement to amend the terms of the convertible notes issued on February 5, 2015 (US$1,800,000), May 14, 2015 (US$500,000), September 26, 2016 (US$4,100,000), May 9, 2017 (US$4,400,000) and May 16, 2018 (US$1,500,000) (collectively the “2016 Convertible Notes”). Pursuant to the Amendment, Fengate has agreed to convert all of the 2016 Notes on or before the earlier to occur of (i) the maturity date of the 2016 Convertible Notes and (ii) the Company raising new equity investment of not less than US$2,000,000, on terms mutually acceptable to Fengate and the Company (subject to Fengate’s regulatory considerations). Conversion of the 2016 Notes will occur in a single conversion transaction at a price that is equal to a 25% discount to the average closing price of the Company’s common stock for the 10 trading days immediately prior to the conversion date, with the exact structure of the conversion to be determined by the parties. On June 3, 2020 the maturity date was extended from May 31 to December 31, 2020. The Amendment also extended the maturity date of the 2018 and 2019 Convertible Notes to December 1, 2021.

The Company analyzed the embedded conversion option on the amended “2016 Convertible Notes” for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option qualified for derivative accounting. On January 9, 2020 the Company used the Black-Scholes model to value the embedded conversion options at $7,965,083. The assumptions used were a discount rate of 1.96%, volatility rate of 148.8%; and a term of 0.39 years respectively. The modification resulted in $3,981,221 of APIC previously recorded for beneficial conversion feature of these convertible notes being reclassified as derivative liability.

On November 30, 2020, the Company entered into a fourth amendment of the 2016 Convertible Notes and the 2018 and 2019 Convertible Notes wherein the Company will issue to Fengate 29,432,320 shares of Company Preferred Stock (representing $17,659,392 of principal and interest converted into Preferred Stock at the rate of $0.60 per share), in full and complete satisfaction of (i) all amounts owing under the 2016 Convertible Notes through November 30, 2020 (including accrued interest thereon) and (ii) all accrued interest on the 2018 and 2019 Convertible Notes through November 30, 2020. The conversion is expected to occur by the end of June, 2021. The 2018 and 2019 Convertible Notes were further amended to (i) eliminate the conversion feature of such notes, (ii) provide for a simple interest rate of 8% per annum, with the first 2 years of interest payable at maturity of the 2018 and 2019 Convertible Notes and the last three years of interest payable quarterly beginning February 28, 2023; and (iii) extend the maturity of such notes until November 30, 2025. Pursuant to this amendment, all notes no longer qualified for derivative accounting. As such, the value of the embedded conversion options of all notes of $5,494,363 was credited to additional paid in capital. The issuance of the Preferred Shares is subject to stockholder approval.

We considered ASC Topic 470-50, Debt Modifications and Extinguishments in connection with the amendment of the interest rate and maturity date of the 2018 and 2019 Convertible Notes and determined that the modification would be considered a debt extinguishment.  The unamortized discount of $1,092,295 at the date of amendment was recognized as a loss on debt extinguishment for the year ended November 30, 2020.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

NOTE 8. PAYCHECK PROTECTION PROGRAM (PPP) LOAN

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

The Everlast License Agreement includes a clause stating that Manchester Capital Incorporated will guarantee that the Licensee shall perform all of its obligations and duties under the License Agreement. If the Licensee defaults in the payment when due of any amount it is obliged to pay to Licensor under the License Agreement, or arising from its termination, Manchester Capital is unconditionally responsible to pay that amount to Licensor in the manner prescribed in the License Agreement as if it were the Licensee.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

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

The agreement was terminated on December 31, 2017. On January 17, 2019, Everlast World’s Boxing Headquarters Corp. (“Everlast”) filed a counter civil lawsuit against the Company and other defendants. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. On February 26, 2020, the court in the Everlast matter issued an Opinion and Order granting a motion to dismiss all of the Company’s claims against Everlast and granting a motion for judgment on the pleadings as to liability against the Company. The Court left open the question of damages to be awarded to Everlast. The Company had requested that the parties participate in settlement discussions before a magistrate judge or, in the alternative, that Everlast engage in limited discovery on these matters. No settlement was reached. On October 15, 2020, the Court in the Everlast case ordered, adjudged and decreed that Plaintiff Everlast have judgment and recover a total of $738,946 from the Company as follows:

1. $425,000 representing royalty payments due to Everlast;

2. Interest on royalty payments computed through October 15, 2020, in the sum of $242,920;

3. Costs and attorneys’ fees in the sum of $71,026

The Company has fully accrued the $738,946 liability as of November 30, 2020.

Banc of America Leasing and Capital

On December 1, 2020, Bank of America Leasing and Capital, LLC filed a legal action against the Company in the Superior Court for the State of California, County of San Mateo (Case NO. 20-CIV-05306), alleging breach of contract. The claim arises out of a software services contract between the Company and Oracle Corporation.  Bank of America Leasing and Capital, LLC acquired Oracle’s rights under the agreement.  The plaintiff claims the Company is liable for damages in the amount of $217,000 plus interests and costs.  The Company has not filed an answer to this complaint.  On February 22, 2021, the plaintiff requested that the Court enter a default judgment against the Company.  The Company intends to engage counsel and defend against this claim.

PIT Mycell

On June 3, 2019, the Company filed a lawsuit against PIT Mycell, LLC, William E. Peterson III, New Age Ventures, LLC, Volker Berl, and Mycell Technologies, LLC (“Mycell”) in the Superior Court in Bergen County, New Jersey, Civil Action No. BER-L-004198-19, in which the Company seeks to require the defendants to perform under and allow the enforcement of certain notes made by Mycell and acquired by the Company in September 2017. The notes are past their stated maturity date of December 31, 2016. The Company also alleges that the parties had entered into a written Settlement Agreement Letter of Intent dated March 14, 2019 (the “Settlement”), but that the defendants repudiated it shortly thereafter. The notes had been the subject of an earlier lawsuit in Virginia in state court in Fairfax County between the Company and PIT Mycell, LLC that the Settlement was intended to resolve. The Company seeks to enforce the notes and the Settlement in the New Jersey lawsuit and requests actual damages in an amount to be proven at trial, attorneys’ fees and litigation costs, specific performance requiring certain defendants to enforce obligations under the notes against Mycell, specific performance requiring the defendants to execute a final Settlement Agreement consistent with the Settlement, an order permitting foreclosure on the collateral for the notes, and declaratory relief. On January 24, 2020, the New Jesey court denied Defendant’s Motions to dismiss the case. The parties have engaged in written discovery and exchanged productions of documents. Mycell filed for bankruptcy on November 25, 2020.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

NOTE 10. INCOME TAXES

Deferred tax assets consist of:

	As of November 30, 2020	As of November 30, 2019
Deferred tax assets:
Net operating tax carryforwards	$29,295,465	$22,578,663
Tax Rate	21%	21%
Gross deferred tax assets	6,152,048	4,741,519
Valuation allowance	(6,152,048)	(4,741,519)
Net deferred tax assets	$-0-	$-0-

As of November 30, 2020, the Company has a net operating loss carryforward of approximately $29 million. Net operating loss carryforwards may now be carried forward indefinitely until the loss is fully recovered, but are limited to 80% of taxable income in any one tax period.

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

