Form 10-Q
period 2021-02-28
Trident Brands Inc
filed 2021-04-19
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

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

The number of the registrant’s common shares outstanding as of April 19, 2021 was 32,311,887.

TRIDENT BRANDS INCORORATED

FORM 10-Q

For the quarterly period ended February 28, 2021

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

●

we have an urgent need for additional capital to fund our business operations and if we ae unable to secure needed capital, there will be a material adverse effect on our business and financial condition;

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

Trident Health is 100% owned by Trident Brands and is currently inactive.

Trident Brands Canada Ltd. is 100% owned by Trident Brands Incorporated and holds various banking facilities, and licenses associated with the manufacturing, importation and sale of natural health and nutrition products in Canada.

The Company’s administrative office is located at 200 South Executive Drive, Suite 101, Brookfield, Wisconsin, 53005 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of February 28, 2021 and 32,311,887 as of April 19, 2021.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended February 28, 2021 immediately follow.

TRIDENT BRANDS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	February 28,	November 30,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$48,932	$88,007
Accounts Receivable, net of allowance of $157,526 and $155,186 respectively	78,394	63,784
Inventory, net of reserves of $195,264 and $195,264 respectively	1,135,409	1,219,567
Prepaid and other current assets	113,191	155,179

Total Current Assets	1,375,926	1,526,537

Intangible Assets, net	400,000	400,000

TOTAL ASSETS	$1,775,926	$1,926,537

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$420,018	$429,009
Accrued Liabilities	7,878,583	7,480,846

Total Current Liabilities	8,298,601	7,909,855

PPP Loan Payable	135,165	135,165
Convertible Debt, net of discount of $0 and $0, respectively	22,300,000	22,300,000

Total Liabilities	30,733,766	30,345,020

Stockholders' Deficit

Common stock, $0.001 par value, 300,000,000 shares authorized; 32,311,887 shares issued and outstanding as of February 28, 2021 and November 30, 2020	32,312	32,312
Additional paid-in capital	11,458,630	11,458,630
Non-Controlling Interest in Subsidiary	(391,006)	(387,147)
Accumulated Deficit	(40,057,776)	(39,522,278)

Total Stockholders' Deficit	(28,957,840)	(28,418,483)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,775,926	$1,926,537

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 29,
	2021	2020

Revenues, net	$144,048	$161,885

Cost of Sales	78,788	84,929

Gross Profit	65,260	76,956

General & Administrative Expenses	(404,284)	(1,313,734)

Loss from Operations	(339,025)	(1,236,778)

Other Income (Expenses)
Interest Expense, net	(200,333)	(1,446,688)
Derivative loss	-	(1,572,713)

Total Other Income (Expenses)	(200,333)	(3,019,401)

Net Loss	$(539,357)	$(4,256,179)

Net loss attributable to Trident	(535,498)	(4,226,428)
Net loss attributable to Non-Controlling Interests	(3,859)	(29,751)
Loss per share - Basic and diluted	$(0.02)	$(0.13)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Changes in Stockholders' Deficit

From the quarter ended February 28, 2021 and February 29, 2020

(Unaudited)

		Common	Additional		Non-
	Common	Stock	Paid-in	Accumulated	Controlling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

APIC reclassified to derivative liability	-	-	(3,981,220)	-	-	(3,981,220)
Net loss, February 29, 2020	-	-	-	(4,226,428)	(29,751)	(4,256,179)

Balance, February 29, 2020	32,311,887	$32,312	$5,964,268	$(38,452,058)	$(318,354)	$(32,773,832)

Balance, November 30, 2020	32,311,887	$32,312	$11,458,630	$(39,522,278)	$(387,147)	$(28,418,483)

Net loss, February 28, 2021	-	-	-	(539,498)	(3,859)	(539,357)

Balance, February 28, 2021	32,311,887	$32,312	$11,458,630	$(40,057,776)	$(391,006)	$(28,957,840)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 29,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(539,357)	$(4,256,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,199,797
Depreciation expense	-	2,096
Derivative (gain)/loss	-	1,572,713
Provision for bad debts	2,340	-

Changes in operating assets and liabilities:
Accounts Receivable	(16,950)	112,836
Prepaid expenses	41,988	(3,432)
Inventory	84,158	128,540
Accounts payable and accrued liabilities	388,746	460,637

Cash used in operating activities	(39,075)	(782,992)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,075)	(782,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,007	1,013,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,932	$230,682

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

February 28, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020 as reported in the Form 10-K have been omitted.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but expect developments related to COVID-19 to materially affect the Company’s financial performance in 2021.

Customer Concentration

Two customers accounted for 20.5% and 14.8% of total revenue for the three month period ended February 28, 2021 compared to one customer for 33.2% for the three month period ended February 29, 2020. Four customers accounted for 25.9%, 14.0%, 12.6% and 12.5% of total accounts receivable as of February 28, 2021 compared to three customers for 18.4%, 16.9% and 16.8% as of February 29, 2020.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of February 28, 2021 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

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

As of February 28, 2021, the Company had $48,932 in cash and a working capital deficit of $6,922,675. The Company also has generated losses and has an accumulated deficit as of February 28, 2021. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

The following table represents stock option activity for the three month period ended February 28, 2021:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2020	1,832,500	$0.40	2.02
Exercisable - November 30, 2020	1,832,500	$0.40	2.02	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	-0-
Outstanding - February 28, 2021	1,832,500	$0.40	1.77
Exercisable - February 28, 2021	1,832,500	$0.40	1.77	$-0-

As of February 28, 2021, the Company has no outstanding warrants. All the outstanding warrants have expired.

NOTE 5. CONVERTIBLE DEBT

On January 29, 2015, the Company entered into a securities purchase agreement with a non-US institutional investor whereby it agreed to sell an aggregate principal amount of $2,300,000 of senior secured convertible debentures, convertible into shares of the Company’s common stock.

The Company received $1,800,000 of the funds from the transaction on February 5, 2015. The balance of $500,000 was received on May 14, 2015. These convertible notes were subsequently acquired by Fengate Trident, LP (‘Fengate”) on April 28, 2017.

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

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement (‘SPA’) pursuant to which the Company has agreed to issue to Fengate additional convertible promissory notes (collectively, the “2018 and 2019 Convertible Notes”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the SPA will bear interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date.

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

The Company analyzed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting. The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018, $1,911,256 on the issuance date of April 13, 2019 and $1,696,933 on the issuance date of November 6, 2019.The assumptions used were a discount rate of 2.80%, 1.96% and 1.96%; volatility rate of 79.57%, 104.70% and 107.3%; and a term of 1.50, 1.13 and 0.57 years respectively. The fair values of the embedded conversion options were recorded as debt discount and were amortized over the term of the 2018 and 2019 Convertible Notes. Amortization of debt discount for the years ended November 30, 2020 and 2019 was $1,885,587 and $1,857,295, respectively. The unamortized discount as of November 30, 2020 is $0.

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

NOTE 9. PAYCHECK PROTECTION PROGRAM (PPP) LOAN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended February 28, 2021 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2020 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available through April 19, 2021.

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

Business Developments

Note Amendments

Management Changes

Legal Proceedings

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended February 28, 2021 and February 29, 2020.

Our operating results for three month periods ended February 28, 2021 and February 29, 2020 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 28,	February 29,
	2021	2020

Revenues	$144,048	$161,885
Gross Profit	$65,260	$76,956
Operating Expenses	$404,284	$1,313,734
Other Expenses	$200,333	$3,019,401
Net Loss	$(539,357)	$(4,256,179)

Add back:
Interest Expense	$200,333	$1,446,688
Depreciation	$-0-	$2,096
Amortization	$-0-	$-0-

EBITDA	$(339,024)	$(2,807,395)

Add back:
Derivative Loss	$-0-	$1,572,713

Adjusted EBITDA	$(339,024)	$(1,234,682)

Revenues and Gross Profits

Sales in the first quarter of 2021 decreased to $144,048 versus $161,885 in the prior period. The decrease was the result of the inability to fulfill various purchase orders due to out of stock (OOS) of certain SKU’s. Gross profit decreased to $65,260 (45.3% of revenues) versus $76,956 (47.5% of revenues).

Operating Expenses

Our operating expenses for the three month period ended February 28, 2021 and February 29, 2020 is summarized below:

	Three Months Ended February 28,	Three Months Ended February 29,
	2021	2020
Professional Fees	$13,649	$159,608
General & Administrative Expenses	$324,946	$854,029
Marketing, Selling & Warehousing Expenses	$27,030	$244,827
Management Salary	$37,500	$38,250
Rent	$1,159	$17,020

Operating expenses for the three month period ended February 28, 2021 were $404,284 as compared to $1,313,734 for the comparative period in 2020, a decrease of 69.2%. The decrease in our operating expenses was primarily due to a decrease in general & administrative expenses as a result of cost reductions and in marketing and selling expenses related to the decrease in sales. Legal expenses also decreased by $139,000.

Other Expenses

Other expenses for the three month period ended February 28, 2021 in the amount of $200,333 consisted of interest expense. This compared to $3,019,401 in the comparative period in 2020 which consisted of interest expense of $248,734; non-cash interest expense of $1,199,797 related to the impact of the amortization of debt discount from convertible notes entered into in 2016, 2017 and 2018; interest revenue of 1,843, and non-cash derivative loss of $1,572,713 on the revaluation of the embedded conversion option of all the convertible notes.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. Reported net loss for the three month period February 28, 2021 was $539,357 compared to $4,256,179 in the comparative period in 2020. After deducting interest, depreciation and amortization, EBITDA for the three month period ended February 28, 2021 was ($339,024) compared to ($2,807,395) in 2020.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude: stock options expense and derivative loss. Reported EBITDA for the three month period February 28, 2021 was ($339,024) compared to ($2,807,395) in the comparative period in 2020. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the three month period ended February 28, 2021 was ($339,024) compared to ($1,234,682) in 2020.

Balance Sheet Data

The following table provides selected balance sheets data as at February 28, 2021 and February 29, 2020.

Balance Sheet Data:	February 28, 2021	February 29, 2020

Cash and cash equivalents	$48,932	$230,682
Total assets	$1,775,926	$2,926,555
Total liabilities	$30,733,766	$35,700,388
Stockholders' (deficit)	$(28,957,840)	$(32,773,832)

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

As of February 28, 2021, the Company had $48,932 in cash and a working capital deficit of $6,922,675. The Company also has generated losses and has an accumulated deficit as of February 28, 2021. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

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

Trident Brands Incorporated

April 19, 2021	By:	/s/ Anthony Pallante
Anthony Pallante
(Chief Executive Officer & Chair of the Board)

	By:	/s/ Peter Salvo
Peter Salvo
(Principal Financial Officer)

	By:	/s/ Scott Chapman
Scott Chapman
(Director)

