Form 10-Q
period 2021-05-31
Trident Brands Inc
filed 2021-07-20
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2021

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

The number of the registrant’s common shares outstanding as of July 20, 2021 was 32,311,887.

TRIDENT BRANDS INCORORATED

FORM 10-Q

For the quarterly period ended May 31, 2021

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

●	we do not anticipate paying any cash dividends to our common shareholders and as a result shareholders may only realize a return when the shares are sold;

●	we are quoted on the OTCQB quotation system and our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares;

●	volatility in our common share price may subject us to securities litigation;

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

Concerns remain about the global outbreak of a novel strain of coronavirus (COVID-19). The virus spread rapidly across the globe, including the U.S. The pandemic had an unprecedented impact on the U.S. economy as federal, state and local governments reacted to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our customers and supply chain.

Consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Brain Armor Inc. is 70.5% owned by Trident Brands and is organized to develop, market and sell a portfolio of DHA supplements under the Brain Armor® brand targeted at the cognitive health and performance segment.

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of May 31, 2021 and 32,311,887 as of July 20, 2021.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended May 31, 2021 immediately follow.

TRIDENT BRANDS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	May 31,	November 30,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$131,361	$88,007
Accounts Receivable, net of allowance of $157,526 and $155,186 respectively	71,505	63,784
Inventory, net of reserves of $195,264 and $195,264 respectively	1,107,587	1,219,567
Prepaid and other current assets	68,907	155,179

Total Current Assets	1,379,360	1,526,537

Intangible Assets, net	400,000	400,000

TOTAL ASSETS	$1,779,360	$1,926,537

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$421,062	$429,009
Accrued Liabilities	8,297,295	7,480,846

Total Current Liabilities	8,718,357	7,909,855

PPP Loan Payable	135,165	135,165
Convertible Debt, net of discount of $0 and $0, respectively	22,300,000	22,300,000

Total Liabilities	31,153,522	30,345,020

Stockholders’ Deficit

Common stock, $0.001 par value, 300,000,000 shares authorized; 32,311,887 shares issued and outstanding as of May 31, 2021 and November 30, 2020	32,312	32,312
Additional paid-in capital	11,458,630	11,458,630
Non-Controlling Interest in Subsidiary	(161,237)	(387,147)
Accumulated Deficit	(40,703,867)	(39,522,278)

Total Stockholders’ Deficit	(29,374,162)	(28,418,483)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,779,360	$1,926,537

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020

Revenues, net	$46,243	$244,102	$190,291	$405,987
Cost of Sales	24,580	167,240	103,368	252,169
Gross Profit	21.663	76,862	86,923	153,818

General & Administrative Expenses	(537,978)	(1,119,556)	(942,262)	(2,433,290)
Loss from Operations	(516,315)	(1,042,694)	(855,339)	(2,279,472)

Other Income (Expenses)
Interest Expense, net	(200,008)	(1,001,119)	(400,341)	(2,447,807)
Gain on Debt Forgiveness	-	10,000	-	10,000
Derivative loss	-	(8,028,629)	-	(9,601,342)
Total Other Income (Expenses)	(200,008)	(9,019,748)	(400,341)	(12,039,149)

Net Loss	$(716,323)	$(10,062,442)	$(1,255,680)	$(14,318,621)

Net loss attributable to Trident	(646,092)	(10,035,750)	(1,181,590)	(14,262,178)
Net loss attributable to Non-Controlling Interests	(70,231)	(26,692)	(74,090)	(56,443)

Loss per share - Basic and diluted	$(0.02)	$(0.31)	$(0.04)	$(0.44)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Changes in Stockholders’ Deficit

From the quarter ended May 31, 2021 and May 31, 2020

(Unaudited)

		Common	Additional		Non-
	Common	Stock	Paid-in	Accumulated	Controlling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

APIC reclassified to derivative liability	-	-	(3,981,220)	-	-	(3,981,220)
Net loss, February 29, 2020	-	-	-	(4,226,428)	(29,751)	(4,256,179)

Balance, February 29, 2020	32,311,887	$32,312	$5,964,268	$(38,452,058)	$(318,354)	$(32,773,832)
Net loss, May 31, 2020				(10,035,750)	(26,692)	(10,062,442)
Balance, May 31, 2020	32,311,887	32,312	5,964,268	(48,487,808)	(345,046)	(42,836,274)

Balance, November 30, 2020	32,311,887	$32,312	$11,458,630	$(39,522,278)	$(387,147)	$(28,418,483)

Net loss, February 28, 2021	-	-	-	(539,498)	(3,859)	(539,357)

Balance, February 28, 2021	32,311,887	$32,312	$11,458,630	$(40,057,776)	$(391,006)	$(28,957,840)

NCI Investment in Brain Armor				-	300,000	300,000
Net loss, May 31, 2021				(646,091)	(70,231)	(716,323)
Balance May 31, 2021	32,311,887	32,312	11,458,630	(40,703,867)	(161,237)	(29,374,163)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,255,680)	$(14,318,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,339,440
Depreciation expense	-	4,191
Derivative (gain)/loss	-	9,601,342
Provision for bad debts	2,340	-

Changes in operating assets and liabilities:
Accounts Receivable	(10,061)	69,696
Prepaid expenses	86,272	(94,482)
Inventory	111,980	247,852
Accounts payable and accrued liabilities	808,503	1,266,543

Cash used in operating activities	(256,646)	(1,807,673)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP loan	-	135,165
Proceeds from convertible debt	-	936,168
Proceeds from NCI investment in Brain Armor	300,000	-

Cash provided by financing activities	300,000	1,071,333

NET CHANGE IN CASH AND CASH EQUIVALENTS	43,354	(736,340)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,007	1,013,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,361	$277,334

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

May 31, 2021

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

Customer Concentration

Two customers accounted for 19.9% and 11.5% of total revenue for the six month period ended May 31, 2021 compared to four customers accounting for 22.3%, 17.7%, 13.0% and 10.2% for the 12 month period ended November 30, 2020. Two customers accounted for 39.4% and 29.2% of total accounts receivable as of May 31, 2021 compared to three customers accounting for 16.9%, 15.9% and 11.9% as of November 30, 2020.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of May 31, 2021 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

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

As of May 31, 2021, the Company had $131,361 in cash and a working capital deficit of $7,338,997. The Company also has generated losses and has an accumulated deficit as of May 31, 2021. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

The following table represents stock option activity for the six month period ended May 31, 2021:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2020	1,832,500	$0.40	2.02
Exercisable - November 30, 2020	1,832,500	$0.40	2.02	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	-0-
Outstanding - May 31, 2021	1,832,500	$0.40	1.52
Exercisable - May 31, 2021	1,832,500	$0.40	1.52	$-0-

As of May 31, 2021, the Company has no outstanding warrants. All the outstanding warrants have expired.

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

On November 30, 2020, the Company entered into a fourth amendment of the 2016 Convertible Notes and the 2018 and 2019 Convertible Notes wherein the Company will issue to Fengate 29,432,320 shares of Company Preferred Stock (representing $17,659,392 of principal and interest converted into Preferred Stock at the rate of $0.60 per share), in full and complete satisfaction of (i) all amounts owing under the 2016 Convertible Notes through November 30, 2020 (including accrued interest thereon) and (ii) all accrued interest on the 2018 and 2019 Convertible Notes through November 30, 2020. The conversion is expected to occur during the third fiscal quarter of 2021. The 2018 and 2019 Convertible Notes were further amended to (i) eliminate the conversion feature of such notes, (ii) provide for a simple interest rate of 8% per annum, with the first 2 years of interest payable at maturity of the 2018 and 2019 Convertible Notes and the last three years of interest payable quarterly beginning May 31, 2023; and (iii) extend the maturity of such notes until November 30, 2025. Pursuant to this amendment, all notes no longer qualified for derivative accounting. As such, the value of the embedded conversion options of all notes of $5,494,363 was credited to additional paid in capital. The issuance of the Preferred Shares is subject to stockholder approval.

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

On June 30, 2021, the Board of Directors of the Company, unanimously consented to amend its Articles of Incorporation to among other things authorize 29,432,320 shares of Preferred Stock, $0.001 par value.

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

On June 17, 2021, the Small Business Administration (SBA) approved the Company’s PPP loan forgiveness application.

NOTE 7. NON-CONTROLLING INTEREST INVESTMENT IN BRAIN ARMOR, INC.

On March 30, 2021, a non-US investor subscribed to the acquisition of 333,333 units of the Company’s Brain Armor Inc subsidiary. Each unit is comprised of one share of Brain Armor stock, $0.001 par value and a common stock purchase warrant evidencing the right to purchase one share of Common Stock at a per unit price of USD $0.30 for an aggregate purchase price of USD $100,000 which was received by the Company on March 30, 2021. The vesting and exercise prices of the warrants are as follows:

●	1/3 of shares shall be exercisable 6 months after the subscription date at an exercise price of $0.45 per share
●	1/3 of shares shall be exercisable 12 months after the subscription date at an exercise price of $0.60 per share
●	1/3 of shares shall be exercisable 18 months after the subscription date at an exercise price of $0.75 per share

On May 5, 2021, a US investor subscribed to the acquisition of 3,333,333 units of the Company’s Brain Armor Inc subsidiary. Each unit is comprised of one share of Brain Armor stock, $0.001 par value and a common stock purchase warrant evidencing the right to purchase one share of Common Stock at a per unit price of USD $0.30 for an aggregate purchase price of USD $1,000,000 of which $100,000 was received by the Company on May 13, 2021 and $100,000 on May 27, 2021. This subscription agreement has since been terminated by mutual agreement of Brain Armor Inc. and the investor.

The vesting and exercise prices of the warrants are as follows:

●	1/3 of shares shall be exercisable 6 months after the subscription date at an exercise price of $0.45 per share
●	1/3 of shares shall be exercisable 12 months after the subscription date at an exercise price of $0.60 per share
●	1/3 of shares shall be exercisable 18 months after the subscription date at an exercise price of $0.75 per share

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

On or about June 30, 2021, the Company, as Debtor, and Trident Sports Nutrition, Inc. and Brain Armor Inc., as garnishee defendants, were served with garnishment summons and complaint in Fond du Lac County, Wisconsin Circuit Court, (Case No. 2021FJ0003).  The Plaintiff is Everlast, who is seeking to collect upon a judgment entered in the United States District Court for the Southern District of New York (Case No. 19-CV-503). According to Everlast, the judgment as of June 29, 2021 is in the amount of $745,814.61.

On July 16, 2021, the Company filed an Answer asserting that its assets are subject to the security interest of LDF (MCTECH) Investment Corp. and should not be subject to garnishment. Trident Sports Nutrition, Inc. and Brain Armor Inc. both filed garnishee answers denying that either corporation had control or possession of assets belonging to Trident Brands, Inc. or was otherwise indebted to the Company. The time period for Everlast to respond to these pleadings expires on August 5, 2021.

In addition, Everlast has commenced a proceeding in Waukesha County, Wisconsin Circuit Court (Case No. 21-TJ-90) and the Hon. Daniel P. Murray, Court Commissioner, has ordered the Company, Anthony M. Pallante and Peter Salvo to appear at his office for a supplemental examination on July 29, 2021 to answer under oath concerning the property and financial affairs of the Company. The Company and Messrs. Pallante and Salvo plan on defending against the Order issued by the Court Commissioner on jurisdictional and/or other grounds.

Banc of America Leasing and Capital

On December 1, 2020, Bank of America Leasing and Capital, LLC filed a legal action against the Company in the Superior Court for the State of California, County of San Mateo (Case NO. 20-CIV-05306), alleging breach of contract. The claim arises out of a software services contract between the Company and Oracle Corporation. Bank of America Leasing and Capital, LLC acquired Oracle’s rights under the agreement. The plaintiff claims the Company is liable for damages in the amount of $217,000 plus interests and costs. The Company did not file an answer to this complaint. On February 22, 2021, the plaintiff requested that the Court enter a default against the Company, which the court has done.

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

NOTE 9. SUBSEQUENT EVENTS

On June 17, 2021, the Small Business Administration (SBA) approved the Company’s PPP loan forgiveness application for the full amount of $135,165.

On June 30, 2021, the Board of Directors of the Company, unanimously consented to amend its Articles of Incorporation to among other things authorize 29,432,320 shares of Preferred Stock, $0.001 par value.

On June 30, 2021, Everlast filed garnishment actions seeking to cause third parties who may be holding our money property (including Brain Armor, Inc.) to turn such property over to Everlast to satisfy the judgment it has against us. We have engaged counsel to represent us in connection with this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended May 31, 2021 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2020 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available through July 20, 2021.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended May 31, 2021 and May 31, 2020.

Our operating results for three month periods ended May 31, 2021 and May 31, 2020 are summarized as follows:

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2021	2020

Revenues	$46,243	$244,102
Gross Profit	$21,663	$76,862
Operating Expenses	$537,978	$1,119,556
Other Expenses	$200,008	$(9,019,748)
Net Loss	$(716,323)	$(10,062,442)

Add back:
Interest Expense	$200,008	$1,001,119
Depreciation	$-0-	$2,095
Amortization	$-0-	$-0-

EBITDA	$(516,315)	$(9,059,228)

Add back:
Derivative Loss	$-0-	$8,028,629

Adjusted EBITDA	$(516,315)	$(1,030,599)

Revenues and Gross Profits

Sales in the first quarter of 2021 decreased to $46,243 versus $244,102 in the prior period. The decrease was the result of the inability to fulfill various purchase orders due to out of stock (OOS) of certain SKU’s. We expect this lack of supply to resolve over the next three months. Gross profit decreased to $21,663 (46.8% of revenues) versus $76,862 (31.5% of revenues).

Operating Expenses

Our operating expenses for the three month period ended May 31, 2021 and May 31, 2020 is summarized below:

	Three Months Ended May 31,	Three Months Ended May 31,
	2021	2020
Professional Fees	$80,478	$120,235
General & Administrative Expenses	$374,804	$622,589
Marketing, Selling & Warehousing Expenses	$34,451	$326,557
Management Salary	$47,500	$35,125
Rent	$745	$15,050

Operating expenses for the three month period ended May 31, 2021 were $537,978 as compared to $1,119,556 for the comparative period in 2020, a decrease of 51.9%. The decrease in our operating expenses was primarily due to a decrease in general & administrative expenses as a result of cost reductions and decreased marketing and selling expenses related to the decrease in sales. Legal expenses also decreased by $45,571. Subject to raising additional capital, we expect our operating expenses to increase as we ramp up our selling activities

Other Expenses

Other expenses for the three month period ended May 31, 2021 were $200,008 as compared to $9,019,748 for the comparative period in 2020, a decrease of 97.8%. The decrease in other expenses was primarily due to a decrease in non-cash derivative loss of $8,028,629 and a decrease in interest expense of $801,111 related to lower debt levels of $358,135, elimination of non-cash interest expense related to the impact of amortization of debt discount from convertible notes entered into in 2016, 2017 and 2018 of $168,410, and non-cash derivative loss of $274,566 on the revaluation of the embedded conversion option of all the convertible notes. This was partially offset by a $10,000 gain on debt forgiveness in the prior period. We expect interest expense to remain constant.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. Reported net loss for the three month period May 31, 2021 was $(716,323) compared to $(10,062,442) in the comparative period in 2020. After deducting interest, depreciation and amortization, EBITDA for the three month period ended May 31, 2021 was ($516,315) compared to ($9,059,226) in 2020.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude: stock options expense and derivative loss. Reported EBITDA for the three month period May 31, 2021 was ($516,315) compared to ($9,059,228) in the comparative period in 2020. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the three month period ended May 31, 2021 was ($516,315) compared to ($1,030,599) in 2020.

Six Month Periods Ended May 31, 2021 and May 31, 2020

Our operating results for six month periods ended May 31, 2021 and May 31, 2020 are summarized as follows:

	Six Months Ended May 31, 2021	Six Months Ended May 31, 2020

Revenues	$190,291	$405,987
Gross Profit	$86,923	$153,818
Operating Expenses	$942,262	$2,433,290
Other Expenses	$400,341	$12,039,149
Net Loss	$(1,255,680)	$(14,318,621)

Add back:
Interest Expense	$400,341	$2,447,807
Depreciation	$-0-	$4,191
Amortization	$-0-	$-0-

EBITDA	$(855,339)	$(11,866,623)

Add back:
Stock Options Expense	$-0-	$-0-
Derivative Loss	$-0-	$9,601,342

Adjusted EBITDA	$(855,339)	$(2,265,281)

Revenues and Gross Profits

Sales in the first half of fiscal 2021 decreased to $190,291 versus $405,987 in the prior period. The decrease was the result of the inability to fulfill various purchase orders due to out of stock (OOS) of certain SKU’s. We expect this lack of supply to resolve over the next three months. Gross profit decreased to $86,923 (45.7% of revenues) versus $153,818 (37.9% of revenues).

Operating Expenses

Our operating expenses for the six month period ended May 31, 2021 and May 31, 2020 is summarized below:

	Six Months Ended May 31, 2021	Six Months Ended May 31, 2020
Professional Fees	$94,127	$279,843
General & Administrative Expenses	$699,750	$1,476,618
Marketing, Selling & Warehousing Expenses	$61,481	$571,384
Management Salary	$85,000	$73,375
Director’s Fees	$-0-	$-0-
Rent	$1,904	$32,070

Operating expenses for the six month period ended May 31, 2021 were $942,262 as compared to $2,433,290 for the comparative period in 2020, a decrease of 61.3%. The decrease in our operating expenses was primarily due to a decrease in legal expenses of $184,438 and a decrease in general administration and marketing and selling expenses related to the decrease in sales. Subject to raising additional capital, we expect our operating expenses to increase as we ramp up our selling activities.

Other Expenses

Other expenses for the six month period ended May 31, 2021 were $400,341, compared to $12,039,149 in the comparative period in 2020, a decrease of 96.7%. The decrease in other expenses was primarily due to a decrease in non-cash derivative loss of $9,601,342 (on the revaluation of the embedded conversion option of all the convertible notes), a $2,047,466 decrease in interest expense (related to lower debt levels), and a $1,339,440 decrease in non-cash interest expense (related to the impact of the amortization of debt discount from convertible notes entered into in 2016 and 2018). We expect interest expenses to remain constant.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. Reported net loss for the six month period May 31, 2021 was $1,255,680 compared to $14,318,621 in the comparative period in 2020. After deducting interest, depreciation and amortization, EBITDA for the six month period ended May 31, 2021 was ($855,338) compared to ($11,866,623) in 2020.

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted to exclude stock options expense and derivative loss. Reported EBITDA for the six month period May 31, 2021 was ($855,338) compared to ($11,866,623) in the comparative period in 2020. After deducting non-cash stock options expense and derivative loss, Adjusted EBITDA for the six month period ended May 31, 2021 was ($855,338) compared to ($2,265,281) in 2020.

Balance Sheet Data

The following table provides selected balance sheets data as at May 31, 2021 and May 31, 2020.

Balance Sheet Data:	May 31, 2021	May 31, 2020

Cash and cash equivalents	$131,361	$277,334
Total assets	$1,779,360	$2,909,624
Total liabilities	$31,153,522	$45,745,898
Stockholders’ (deficit)	$(29,374,162)	$(42,836,274)

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

We are building our business through strategic investments in high growth early stage consumer brands and functional ingredient platforms within segment/sectors which we believe offer sustainable commercial potential. We are focused on three core strategies underpinning our objectives:

●	To execute a multi-tier brand, supply-chain and innovation strategy to drive revenue;
●	To aggressively manage an asset light business model to drive a low cost platform; and

While we have yet to achieve profitability, we believe we are making significant progress against our commercial objectives. We expect revenue and margin to increase as we continue to strengthen distribution partnerships while capitalizing on product innovation, supply-chain optimization and brand equity within our current portfolio.

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

As of May 31, 2021, the Company had $131,361 in cash and a working capital deficit of $7,338,997. The Company has historically generated losses and negative operating cash flows. The Company has an accumulated deficit of $40,703,867 as of May 31, 2021. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Working Capital Deficiency and Need for Additional Capital

Between March 22 and May 27, 2021, Brain Armor, Inc, the Company’s majority owned subsidiary, sold an aggregate of 1,000,000 Units, each comprised of one share of common stock and a warrant to purchase one share of common stock, at a per Unit price of $.30, for gross proceeds of $300,000.

We currently have a severe working capital deficiency. As of May 31, 2021, we had a working capital deficit of approximately $7.3 million, compared to a deficit of approximately $6.4 million as of November 30, 2020. The approximate $0.9 million decrease in working capital deficit was due primarily to (all amounts approximate) an increase in accrued liabilities of $0.8 million.

As disclosed under Item 3. Legal Proceedings, a judgment was entered against us in the Everlast matter in the amount of approximately $740,000. Everlast has since filed a garnishment action seeking to cause third parties who may be holding our money property (including Brain Armor, Inc.) to turn such property over to Everlast to satisfy the judgment it has against us. In addition, the plaintiff in the Oracle matter has requested a default judgment against us. Accordingly, the Company is currently obligated to pay Everlast approximately $740,000 and could be liable to pay Oracle at least $217,000 if the court enters a default judgment, in which case, the Company would be liable for in excess of $1 million in judgments, in the aggregate. If the Company is compelled to pay these liabilities, there would be a material adverse effect on the financial condition of the Company. On June 30, 2021, Everlast filed garnishment actions seeking to cause third parties who may be holding our money property (including Brain Armor, Inc.) to turn such property over to Everlast to satisfy the judgment it has against us. We have engaged counsel to represent us in connection with this matter.

As of July 20, 2021, we had only minimal cash on hand, and consequently, we are unable to fully implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities. COVID-19 has thus far adversely affected our revenues and our ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

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

Based on our limited availability of funds we expect to spend minimal amounts on product development, sales and marketing and capital expenditures. We expect to fund any future product development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our product development expenditures, in which case, there could be a material adverse effect on our business and results of operations.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about June 30, 2021, the Company, as Debtor, and Trident Sports Nutrition, Inc. and Brain Armor Inc., as garnishee defendants, were served with garnishment summons and complaint in Fond du Lac County, Wisconsin Circuit Court, (Case No. 2021FJ0003). The Plaintiff is Everlast, who is seeking to collect upon a judgment entered in the United States District Court for the Southern District of New York (Case No. 19-CV-503).  According to Everlast, the judgment as of June 29, 2021 is in the amount of $745,814.61.

 On July 16, 2021, the Company filed an Answer asserting that its assets are subject to the security interest of LDF (MCTECH) Investment Corp. and should not be subject to garnishment.  Trident Sports Nutrition, Inc. and Brain Armor Inc. both filed garnishee answers denying that either corporation had control or possession of assets belonging to Trident Brands, Inc. or was otherwise indebted to the Company. The time period for Everlast to respond to these pleadings expires on August 5, 2021.

In addition, Everlast has commenced a proceeding in Waukesha County, Wisconsin Circuit Court (Case No. 21-TJ-90) and the Hon. Daniel P. Murray, Court Commissioner, has ordered the Company, Anthony M. Pallante and Peter Salvo to appear at his office for a supplemental examination on July 29, 2021 to answer under oath concerning the property and financial affairs of the Company. The Company and Messrs. Pallante and Salvo plan on defending against the Order issued by the Court Commissioner on jurisdictional and/or other grounds.

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

On December 1, 2020, Bank of America Leasing and Capital, LLC filed a legal action against the Company in the Superior Court for the State of California, County of San Mateo (Case NO. 20-CIV-05306), alleging breach of contract. The claim arises out of a software services contract between the Company and Oracle Corporation. Bank of America Leasing and Capital, LLC acquired Oracle’s rights under the agreement. The plaintiff claims the Company is liable for damages in the amount of $217,000 plus interests and costs. The Company did not file an answer to this complaint. On February 22, 2021, the plaintiff requested that the Court enter a default against the Company, which the court has done.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between March 22 and May 27, 2021, Brain Armor, Inc, the Company’s majority owned subsidiary, sold an aggregate of 1,000,000 Units, each comprised of one share of common stock and a warrant to purchase one share of common stock, at a per Unit price of $0.30, for gross proceeds of $300,000.

We believe that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended

3.2	Bylaws*

4.1	Subscription Agreement between Grant Roberts, Inc. and Brain Armor, Inc. dated May 5, 2021 and since terminated (after $200,000 invested)

31.1	Sec. 302 Certification of Chief Executive Officer

31.2	Sec. 302 Certification of Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

Trident Brands Incorporated

Date: July 20, 2021	By:	/s/ Anthony Pallante
Anthony Pallante
(Chief Executive Officer & Chair of the Board)

	By:	/s/ Peter Salvo
Peter Salvo
(Principal Financial Officer)

