Form 10-Q
period 2021-08-31
Trident Brands Inc
filed 2021-10-20
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

200 South Executive Drive, Suite 101

Brookfield, WI 53005

(Address of principal executive offices, including zip code.)

(262)789-6689

(Telephone number, including area code)

Resident Agents of Nevada

711 S. Carson Street, Suite 4

Carson City, NV 89701

(Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s common shares outstanding as of October 20, 2021 was 32,311,887.

TRIDENT BRANDS INCORORATED

FORM 10-Q

For the quarterly period ended August 31, 2021

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

●	we could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations;

●	we are governed by only four persons serving as directors and officers which may lead to faulty corporate governance;

●	we must attract and maintain key personnel or our business may fail;

●	we may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions;

●	our business and operating results could be harmed if we fail to manage our growth or change;

●	we have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations;

●	if our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable;

●	if we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could impact our ability to stay in business;

●

we could lose our competitive advantages if we are not able to protect any of our food and nutritional products and intellectual property rights against infringement, and any related litigation could be time-consuming and costly;

●	if we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained;

●	our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands;

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

●	we may incur material product liability claims, which could increase our costs and harm our financial condition and operating results;

●	unless we can generate sufficient cash from operations or raise additional funds, we may not be able to meet our debt and other obligations;

●	our customers generally are not obligated to continue purchasing products from us;

●	if we do not manage our supply chain effectively, our operating results may be adversely affected;

●	our stock price may be volatile, which may result in losses to our shareholders;

●	our common shares are thinly traded and our shareholders may be unable to sell at or near ask prices, or at all;

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

●	our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance; and

●	The ongoing coronavirus outbreak could have an adverse effect on our business.

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

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 32,311,887 common shares were issued and outstanding as of August 31, 2021 and 32,311,887 as of October 20, 2021.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended August 31, 2021 immediately follow.

TRIDENT BRANDS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	August 31,	November 30,
	2021	2020
	(unaudited)

ASSETS

Current Assets
Cash and Cash Equivalents	$11,185	$88,007
Accounts Receivable, net of allowance for doubtful accounts of $157,526 and $155,186, respectively	42,610	63,784
Inventory, net of reserves of $195,264 and $195,264 respectively	1,094,227	1,219,567
Prepaid and other current assets	63,961	155,179

Total Current Assets	1,211,983	1,526,537

Intangible Assets, net	400,000	400,000

TOTAL ASSETS	$1,611,983	$1,926,537

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$459,060	$429,009
Accrued Liabilities	8,827,819	7,480,846
	-	-
Total Current Liabilities	9,286,879	7,909,855

PPP Loan Payable	-	135,165
Convertible Debt, net of discount of $0 and $3,352,894 respectively	22,300,000	22,300,000

Total Liabilities	31,586,879	30,345,020

Stockholders' Deficit

Common stock, $0.001 par value, 300,000,000 shares authorized; 32,311,887 shares issued and outstanding as of August 31, 2021 and November 30, 2020	32,312	32,312
Additional paid-in capital	11,458,630	11,458,630
Non-Controlling Interest in Subsidiary	(251,552)	(387,147)
Accumulated Deficit	(41,214,286)	(39,522,278)

Total Stockholders' Deficit	(29,974,896)	(28,418,483)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$1,611,983	$1,926,537

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020

Revenues, net	$26,611	$273,044	$216,902	$679,031

Cost of Sales	12,663	165,316	116,031	417,485

Gross Profit	13,948	107,728	100,871	261,546

General & Administrative Expenses	(550,054)	(962,341)	(1,492,316)	(3,395,631)

Loss from Operations	(536,106)	(854,613)	(1,391,445)	(3,134,085)

Other Income (Expenses)
Interest Expense, net	(199,792)	(833,040)	(600,133)	(3,280,847)
Gain on Debt Forgiveness	135,165	-	135,165	10,000
Derivative gain (loss)	-	(11,013,316)	-	(20,614,658)

Total Other Income (Expenses)	(64,627)	(11,846,356)	(464,968)	(23,885,505)

Net Loss	$(600,733)	$(12,700,969)	$(1,856,413)	$(27,019,590)

Net loss attributable to Trident	(510,419)	(12,686,858)	(1,692,009)	(26,949,036)
Net loss attributable to Non-Controlling Interests	(90,314)	(14,111)	(164,404)	(70,554)

Loss per share - Basic and diluted	$(0.02)	$(0.39)	$(0.05)	$(0.83)

Weighted average number of common shares outstanding - Basic and diluted	32,311,887	32,311,887	32,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Changes in Stockholders’ Deficit

From the quarter ended August 31, 2021 and August 31, 2020

(Unaudited)

		Common	Additional		Non-
	Common	Stock	Paid-in	Accumulated	Controlling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

APIC reclassified to derivative liability	-	-	(3,981,220)	-	-	(3,981,220)
Net loss, February 29, 2020	-	-	-	(4,226,428)	(29,751)	(4,256,179)

Balance, February 29, 2020	32,311,887	$32,312	$5,964,268	$(38,452,058)	$(318,354)	$(32,773,832)

Net loss, May 31, 2020	-	-	-	(10,035,750)	(26,692)	(10,062,442)

Balance, May 31, 2020	32,311,887	$32,312	$5,964,268	$(48,487,808)	$(345,046)	$(42,836,274)

Net loss, August 31, 2020	-	-	-	(12,686,858)	(14,111)	(12,700,969)

Balance, August 31, 2020	32,311,887	$32,312	$5,964,268	$(61,174,666)	$(359,157)	$(55,537,243)

Balance, November 30, 2020	32,311,887	$32,312	$11,458,630	$(39,522,278)	$(387,147)	$(28,418,483)

Net loss, February 28, 2021	-	-	-	(535,498)	(3,859)	(539,357)

Balance, February 28, 2021	32,311,887	$32,312	$11,458,630	$(40,057,776)	$(391,006)	$(28,957,840)

NCI Investment in Brain Armor	-	-	-	-	300,000	300,000
Net loss, May 31, 2021	-	-	-	(646,091)	(70,231)	(716,323)

Balance, May 31, 2021	32,311,887	$32,312	$11,458,630	$(40,703,867)	$(161,237)	$(29,374,163)

Net loss, August 31, 2021	-	-	-	(510,419)	(90,314)	(600,733)

Balance, August 31, 2021	32,311,887	$32,312	$11,458,630	$(41,214,286)	$(251,551)	$(29,974,896)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,856,413)	$(27,019,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,614,006
Depreciation expense	-	4,413
Inventory write-off	-	76,366
Gain on Note Payable Forgiveness	(135,165)	-
Derivative (gain)/loss	-	20,614,658
Provision for bad debts	2,340	19,425

Changes in operating assets and liabilities:
Accounts receivable	18,834	(3,215)
Prepaid expenses	91,218	(50,667)
Inventory	125,340	433,761
Accounts payable and accrued liabilities	1,377,024	2,308,494

Cash used in operating activities	(376,822)	(2,002,349)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP loan	-	135,165
Proceeds from convertible debt	-	936,168
Proceeds from NCI Investment in Brain Armor	300,000	-

Cash provided by financing activities	300,000	1,071,333

NET CHANGE IN CASH AND CASH EQUIVALENTS	(76,822)	(931,016)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,007	1,013,674
	19,439	19,439

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,185	$82,658

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	-	-
Interest	-	-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

August 31, 2021

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated “we”, “our”, “the Company”) was incorporated under the laws of the State of Nevada on November 5, 2007.

The Company is focused on the development of high growth branded and private label consumer products and ingredients within the nutritional supplement, life sciences and food and beverage categories. The Company is in its early growth stage and has transitioned out of its shell status with the Form 8-K filing at the end of August, 2014. Activities to date have focused on capital formation, organizational development and execution of its branded and private label consumer products and ingredients business plan.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during the remainder of 2021 and beyond, but expect developments related to COVID-19 to continue to materially affect the Company’s financial performance into 2022.

Customer Concentration

Four customers accounted for 17.5%, 16.5%, 15.1% and 12.9% of total revenue for the nine month period ended August 31, 2021 compared to four customers accounting for 22.3%, 17.7%, 13.0% and 10.2% for the 12 month period ended November 30, 2020. One customer accounted for 61.7% of total accounts receivable as of August 31, 2021 compared to three customers accounting for 16.9%, 15.9% and 11.9% as of November 30, 2020.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of August 31, 2021 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

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

As of August 31, 2021, the Company had $11,185 in cash and a working capital deficit of $8,074,896. The Company also has generated losses and has an accumulated deficit as of August 31, 2021. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, the Company it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

The following table represents stock option activity for the nine month period ended August 31, 2021:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2020	1,832,500	$0.40	2.02
Exercisable - November 30, 2020	1,832,500	$0.40	2.02	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	-0-
Outstanding - August 31, 2021	1,832,500	$0.40	1.27
Exercisable - August 31, 2021	1,832,500	$0.40	1.27	$-0-

As of August 31, 2021, the Company has no outstanding warrants. All the outstanding warrants have expired.

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

On January 9, 2020 the Company and Fengate entered into an Amendment to Convertible Promissory Notes Agreement to amend the terms of the convertible notes issued on February 5, 2015 (US$1,800,000), May 14, 2015 (US$500,000), September 26, 2016 (US$4,100,000), May 9, 2017 (US$4,400,000) and May 16, 2018 (US$1,500,000) (collectively the “2016 Convertible Notes”). Pursuant to the Amendment, Fengate has agreed to convert all of the 2016 Notes on or before the earlier to occur of (i) the maturity date of the 2016 Convertible Notes and (ii) the Company raising new equity investment of not less than US$2,000,000, on terms mutually acceptable to Fengate and the Company (subject to Fengate’s regulatory considerations). Conversion of the 2016 Notes will occur in a single conversion transaction at a price that is equal to a 25% discount to the average closing price of the Company’s common stock for the 10 trading days immediately prior to the conversion date, with the exact structure of the conversion to be determined by the parties. On June 3, 2020 the maturity date was extended from August 31 to December 31, 2020. The Amendment also extended the maturity date of the 2018 and 2019 Convertible Notes to December 1, 2021.

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

On November 30, 2020, the Company entered into a fourth amendment of the 2016 Convertible Notes and the 2018 and 2019 Convertible Notes wherein the Company will issue to Fengate 29,432,320 shares of Company Preferred Stock (representing $17,659,392 of principal and interest converted into Preferred Stock at the rate of $0.60 per share), in full and complete satisfaction of (i) all amounts owing under the 2016 Convertible Notes through November 30, 2020 (including accrued interest thereon) and (ii) all accrued interest on the 2018 and 2019 Convertible Notes through November 30, 2020. The conversion is expected to occur during the third fiscal quarter of 2021. The 2018 and 2019 Convertible Notes were further amended to (i) eliminate the conversion feature of such notes, (ii) provide for a simple interest rate of 8% per annum, with the first 2 years of interest payable at maturity of the 2018 and 2019 Convertible Notes and the last three years of interest payable quarterly beginning August 31, 2023; and (iii) extend the maturity of such notes until November 30, 2025. Pursuant to this amendment, all notes no longer qualified for derivative accounting. As such, the value of the embedded conversion options of all notes of $5,494,363 was credited to additional paid in capital. The issuance of the Preferred Shares is subject to stockholder approval.

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

On June 30, 2021, the Board of Directors of the Company, unanimously consented to amend its Articles of Incorporation to among other things authorize 29,432,320 shares of Preferred Stock, $0.001 par value. A majority of the Company’s stockholders  have also approved the amendment to the Articles of Incorporation. The effectiveness of these Amendments are subject to the filing of an information statement with the US SEC and  the State of Nevada.

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

On June 17, 2021, the Small Business Administration (SBA) approved the Company’s PPP loan forgiveness application.

NOTE 7. NON-CONTROLLING INTEREST INVESTMENT IN BRAIN ARMOR, INC.

On March 30, 2021, a non-US investor subscribed to the acquisition of 333,333 units of the Company’s Brain Armor Inc subsidiary. Each unit is comprised of one share of Brain Armor stock, $0.001 par value and a common stock purchase warrant evidencing the right to purchase one share of Common Stock. The 333,333 units were sold at a per unit price of USD $0.30 for an aggregate purchase price of USD $100,000 which was received by the Company on March 30, 2021. The vesting and exercise prices of the warrants are as follows:

●	1/3 of shares shall be exercisable 6 months after the subscription date at an exercise price of $0.45 per share
●	1/3 of shares shall be exercisable 12 months after the subscription date at an exercise price of $0.60 per share
●	1/3 of shares shall be exercisable 18 months after the subscription date at an exercise price of $0.75 per share

On May 5, 2021, a US investor subscribed to the acquisition of 3,333,333 units of the Company’s Brain Armor Inc subsidiary, with each unit being comprised of one share of Brain Armor stock, $0.001 par value and a common stock purchase warrant evidencing the right to purchase one share of Common Stock at a per unit price of USD $0.30 for an aggregate purchase price of USD $1,000,000 of which $100,000 was received by the Company on May 13, 2021 and $100,000 on May 27, 2021. This subscription agreement has since been terminated by mutual agreement of Brain Armor Inc. and the investor.

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

Please see Item 3. Legal Proceedings of this Quarterly Report for updates which occurred subsequent to August 31, 2021.

NOTE 9. SUBSEQUENT EVENTS

On September 27, 2021, the Board of Directors of Trident Brands Incorporated, appointed Michael Friedman, as a Board of Director Member, as well as President and Chief Executive Officer of the Company, effective October 1, 2021. Concurrent with Mr. Friedman’s appointment, Scott Chapman and Anthony Pallante resigned as President and CEO of the Company, respectively.

In connection with his appointment as President and CEO, the Company entered into a one-year employment agreement with Mr. Friedman which is renewable by the Company for two 2 year renewal periods. The Agreement provides for an annual base salary of $180,000 and an equity compensation grant of 1,100,000 shares of company common stock which shall vest in 4 equal quarterly installments commencing January 1, 2022. Mr. Friedman is also eligible for annual as well as performance based equity compensation awards. In addition, he is eligible for transaction based cash/equity bonuses equal to three percent of the value of the transaction, including an acquisition.

On October 15, 2021, a Promissory Note was issued to Anthony Pallante, Chairman and a significant stockholder of the Company,  and Grant Roberts.  These Notes are unsecured and were issued to these persons in consideration for payments such persons made to creditors in satisfaction of amounts Company obligations. Mr. Roberts and Mr. Pallante loaned the Company $59,298 and $20,101, respectively. The Notes bear Interest at a rate of 8% per annum. All unpaid principal and accrued interest shall be due and payable upon demand by the Holder at any time subsequent to six (6) months from the date the notes were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended August 31, 2021 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2020 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available through October 20, 2021.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended August 31, 2021 and August 31, 2020.

Our operating results for three month periods ended August 31, 2021 and August 31, 2020 are summarized as follows:

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2021	2020

Revenues	$26,611	$273,044
Gross Profit	$13,948	$107,728
Operating Expenses	$550,054	$962,341
Other Expenses	$(64,627)	$(11,846,356)
Net Loss	$(600,733)	$(12,700,969)

Add back:
Interest Expense	$199,792	$833,040
Depreciation	$-0-	$222
Amortization	$-0-	$-0-

EBITDA	$(400,941)	$(11,867,707)

Add back:
Derivative Loss	$-0-	$11,013,316

Adjusted EBITDA	$(400,941)	$(854,391)

Revenues and Gross Profits

Sales for the three month period ended August 31, 2021 decreased to $26,611 versus $273,044 in the prior period. The decrease was the result of our inability to fulfill various purchase orders due to being out of stock (OOS) of certain SKU’s, as a result of not having sufficient capital to purchase inventory. Subject to receipt of additional funding, we expect this lack of supply to resolve over the next three months, at which time we expect our sales will begin to recover. Gross profit decreased to $13,948 (52.4% of revenues) versus $107,728 (39.5% of revenues). We expect revenue to gradually decrease, unless and until we receive additional funding and secure needed inventory, at which time we expect our revenues to gradually recover. In addition, we intend to continue to look for distribution and supply chain partners to lower our costs.

Operating Expenses

Our operating expenses for the three month period ended August 31, 2021 and August 31, 2020 are summarized below:

	Three Months Ended August 31,	Three Months Ended August 31,
	2021	2020
Professional Fees	$50,717	$178,164
General & Administrative Expenses	$388,465	$550,875
Marketing, Selling & Warehousing Expenses	$40,344	$183,903
Management Salary	$67,500	$41,125
Rent	$3,028	$8,274

Operating expenses for the three month period ended August 31, 2021 were $550,054 as compared to $962,341 for the comparative period in 2020, a decrease of 42.8%. The decrease in our operating expenses was primarily due to a decrease in general & administrative expenses as a result of cost reductions and decreased marketing and selling expenses related to the decrease in sales. Legal expenses also decreased by $131,497. Subject to raising additional capital, we expect our operating expenses to increase as we ramp up our selling activities.

Other Expenses

Other expenses for the three month period ended August 31, 2021 were $64,627 as compared to $11,846,356 for the comparative period in 2020, a decrease of 99.5%. The decrease in other expenses was primarily due to a decrease in non-cash derivative loss of $11,013,316 and a decrease in interest expense of $633,248, of  which $358,474 was due to a decrease in debt and $274,566  due to a decrease in the amortization of debt discount related to the non-cash derivative loss on the revaluation of the embedded conversion option of all the convertible notes. There was also a gain on debt forgiveness of the PPP loan of $135,165. We expect interest expenses to remain constant.

Nine Month Periods Ended August 31, 2021 and August 31, 2020

Our operating results for nine month periods ended August 31, 2021 and August 31, 2020 are summarized as follows:

	Nine Months Ended August 31, 2021	Nine Months Ended August 31, 2020

Revenues	$216,902	$679,031
Gross Profit	$100,871	$261,546
Operating Expenses	$1,492,316	$3,395,631
Other Expenses	$464,968	$23,885,505
Net Loss	$(1,856,413)	$(27,019,590)

Add back:
Interest Expense	$600,133	$3,280,847
Depreciation	$-0-	$4,413
Amortization	$-0-	$-0-

EBITDA	$(1,256,280)	$(23,734,330)

Add back:
Stock Options Expense	$-0-	$-0-
Derivative Loss	$-0-	$20,614,658

Adjusted EBITDA	$(1,256,280)	$(3,119,672)

Revenues and Gross Profits

Sales for the nine month period ended August 31, 2021 decreased to $216,902 versus $679,031 in the prior period. The decrease was the result of our inability to fulfill various purchase orders due to being out of stock (OOS) of certain SKU’s, as a result of not having sufficient capital to purchase inventory. Subject to receipt of additional funding, we expect this lack of supply to resolve over the next three months, at which time we expect our sales will begin to recover. Gross profit decreased to $100,871 (46.5% of revenues) versus $261,546 (38.5% of revenues). We expect revenue to gradually decrease, unless and until we receive additional funding and secure needed inventory, at which time we expect our revenues to gradually recover. In addition, we intend to continue to look for distribution and supply chain partners to lower our costs.

Operating Expenses

Our operating expenses for the nine month period ended August 31, 2021 and August 31, 2020 is summarized below:

	Nine Months Ended August 31, 2021	Nine Months Ended August 31, 2020
Professional Fees	$144,845	$458,007
General & Administrative Expenses	$1,088,216	$2,027,493
Marketing, Selling & Warehousing Expenses	$101,824	$755,287
Management Salary	$152,500	$114,500
Director’s Fees	$-0-	$-0-
Rent	$4,931	$40,344

Operating expenses for the nine month period ended August 31, 2021 were $1,492,316 as compared to $3,395,631 for the comparative period in 2020, a decrease of 56.1%. The decrease in our operating expenses was primarily due to a decrease in general & administrative expenses as a result of cost reductions and decreased marketing and selling expenses related to the decrease in sales. Legal expenses also decreased by $315,935. Subject to raising additional capital, we expect our operating expenses to increase as we ramp up our selling activities.

Other Expenses

Other expenses for the nine month period ended August 31, 2021 were $464,968, compared to $23,885,505 in the comparative period in 2020, a decrease of 98.1%. The decrease in other expenses was primarily due to a decrease in non-cash derivative loss of $20,614,658 (on the revaluation of the embedded conversion option of all the convertible notes), a $2,680,714 decrease in interest expense, of which $1,068,344 was related to lower debt levels, and $334,988 was related to the elimination of non-cash interest expense related to the impact of amortization of debt discount from convertible notes entered into in 2016, 2017 and 2018 , and a decrease in the amortization of debt discount of $1,279,018 related to the non-cash derivative loss on the revaluation of the embedded conversion option of all the convertible notes. There was also a gain on debt forgiveness of the PPP loan of $135,165. We expect interest expenses to remain constant.

Balance Sheet Data

The following table provides selected balance sheets data as at August 31, 2021 and August 31, 2020.

Balance Sheet Data:	August 31, 2021	August 31, 2020

Cash and cash equivalents	$11,185	$82,658
Total assets	$1,611,983	$2,538,488
Total liabilities	$31,586,879	$58,075,731
Stockholders’ (deficit)	$(29,974,896)	$(55,537,243)

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

We are building our business through strategic investments in high growth early stage consumer brands and functional ingredient platforms within segment/sectors which we believe offer sustainable commercial potential. We are focused on three core strategies underpinning our objectives:

●	To execute a multi-tier brand, supply-chain and innovation strategy to drive revenue; and
●	To aggressively manage an asset light business model to drive a low cost platform.

While we have yet to achieve profitability, we believe we are making significant progress against our long term commercial objectives. We expect revenue to gradually decrease, unless and until we receive additional funding and secure needed inventory, at which time we expect our revenues to gradually recover. In addition, we intend to continue to look for distribution and supply chain partners to lower our costs.

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

As of August 31, 2021, the Company had $11,185 in cash and a working capital deficit of $8,074,896. The Company has historically generated losses and negative operating cash flows. The Company has an accumulated deficit of $41,214,286 as of August 31, 2021. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Working Capital Deficiency and Need for Additional Capital

Between March 22 and May 27, 2021, Brain Armor, Inc, the Company’s majority owned subsidiary, sold an aggregate of 1,000,000 Units, each comprised of one share of common stock and a warrant to purchase one share of common stock, at a per Unit price of $.30, for gross proceeds of $300,000. On October 15, 2021, a Promissory Note was issued to Anthony Pallante, Chairman and a significant stockholder of the Company,  and Grant Roberts.  These Notes are unsecured and were issued to these persons in consideration for payments such persons made to creditors in satisfaction of amounts Company obligations. Mr. Roberts and Mr. Pallante loaned the Company $59,298 and $20,101, respectively. The Notes bear Interest at a rate of 8% per annum. All unpaid principal and accrued interest shall be due and payable upon demand by the Holder at any time subsequent to six (6) months from the date the notes were issued.

We currently have a severe and ongoing working capital deficiency. As of August 31, 2021, we had a working capital deficit of approximately $8.1 million, compared to a deficit of approximately $6.4 million as of November 30, 2020. The approximate $1.7 million decrease in working capital deficit was due primarily to (all amounts approximate) an increase in accrued liabilities of $1.3 million.

As disclosed under Item 3. Legal Proceedings, a judgment was entered against us in the Everlast matter in the amount of approximately $740,000. Everlast has since filed a garnishment action seeking to cause third parties who may be holding our money property (including Brain Armor, Inc.) to turn such property over to Everlast to satisfy the judgment it has against us.

In addition, the plaintiff in the Oracle matter has requested a default judgment against us. Accordingly, the Company is currently obligated to pay Everlast approximately $740,000 and to pay Oracle at least $217,000. Consequently, the Company is liable for in excess of $1 million in judgments, in the aggregate. If the Company is compelled to pay these liabilities, there would be a material adverse effect on the financial condition of the Company. On June 30, 2021, Everlast filed garnishment actions seeking to cause third parties who may be holding our money property (including Brain Armor, Inc.) to turn such property over to Everlast to satisfy the judgment it has against us. We have engaged counsel to represent us in connection with this matter.

As of October 20, 2021, we had only minimal cash on hand, and consequently, we are unable to fully implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities. COVID-19 has thus far adversely affected our revenues and our ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

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

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will be unable to implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

Based on our limited availability of funds, we currently are not in a position to spend on product development, sales and marketing or capital expenditures. We expect to fund any future product development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our product development expenditures, in which case, there could be a material adverse effect on our business and results of operations.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, Everlast has commenced a proceeding in Waukesha County, Wisconsin Circuit Court (Case No. 21-TJ-90) and the Hon. Daniel P. Murray, Court Commissioner, has ordered the Company, and certain members of management to appear at his office for a supplemental examination on July 29, 2021 to answer under oath concerning the property and financial affairs of the Company. The Company and these management membersplan on defending against the Order issued by the Court Commissioner on jurisdictional and/or other grounds.

On October 15, 2021 the Company filed a Brief in Opposition to Plaintiffs Motion for Order Requiring Trident to apply its property to Judgement and appoint a supplemental receiver, citing the fact that all of the Company’s property is subject to a perfected security interest by Fengate. The Company also filed a Reply in Support of its Motion to Dismiss or Quash Order to Appear for Supplemental Examination, arguing that Wisconsin is not the proper forum for this case.  The Company has a hearing on these Briefs scheduled on or about November 17, 2021.

On June 3, 2019, the Company filed a lawsuit against PIT Mycell, LLC, William E. Peterson III, New Age Ventures, LLC, Volker Berl, and Mycell Technologies, LLC (“Mycell”) in the Superior Court in Bergen County, New Jersey, Civil Action No. BER-L-004198-19, in which the Company seeks to require the defendants to perform under and allow the enforcement of certain notes made by Mycell and acquired by the Company in September 2017. The notes are past their stated maturity date of December 31, 2016. The Company also alleges that the parties had entered into a written Settlement Agreement Letter of Intent dated March 14, 2019 (the “Settlement”), but that the defendants repudiated it shortly thereafter. The notes had been the subject of an earlier lawsuit in Virginia in state court in Fairfax County between the Company and PIT Mycell, LLC that the Settlement was intended to resolve. The Company seeks to enforce the notes and the Settlement in the New Jersey lawsuit and requests actual damages in an amount to be proven at trial, attorneys’ fees and litigation costs, specific performance requiring certain defendants to enforce obligations under the notes against Mycell, specific performance requiring the defendants to execute a final Settlement Agreement consistent with the Settlement, an order permitting foreclosure on the collateral for the notes, and declaratory relief. On January 24, 2020, the New Jersey court denied Defendant’s Motions to dismiss the case. The parties have engaged in written discovery and exchanged productions of documents. Mycell filed for bankruptcy on November 25, 2020.  On October 6, 2021 the Court granted a Motion to Sell Property Free and Clear of Liens under Section 363(f) to the only bidder in a bidding auction. Consequently, Mycell will be coming out of the bankruptcy and the Company believes that the automatic stay will be lifted on its other pending litigation matters.  The Company intends to further pursue its legal claims against the defendants..

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

On or about September 15, 2021, Trident Seafoods filed a complaint against the Company for infringement of the Trident Seafood ‘Trident’ trademark.  The complaint was filed in the United States District Court Western District of Washington at Seattle and the case is captioned “Complaint for Trademark Infringement, False Designation of Origin, Unfair Competition, and Violation of the Washington Consumer Protection Act.” Trident Seafood has expressed an interest in resolving the matter and the Company and Trident Seafoods are currently in negotiations to settle this matter.

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

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2, SEC File Number 333-148710 filed June 17, 2008)

10.1	Employment Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 6, 2021)

10.2	Promissory Note dated October 15, 2021 issued to Anthony Pallante, Chairman of the Company.

31.1	Sec. 302 Certification of Chief Executive Officer

31.2	Sec. 302 Certification of Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trident Brands Incorporated

Date: October 20, 2021	By:	/s/ Michael Friedman
Michael Friedman
(Chief Executive Officer )

	By:	/s/ Peter Salvo
Peter Salvo
(Principal Financial Officer)

