Form 10-K
period 2021-11-30
Trident Brands Inc
filed 2022-04-14
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-1367322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

433 Plaza Real, Suite 275

Boca Raton, FL 33432

(Address of Principal Executive Offices & Zip Code)

(561) 962-4122

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

As of March 15, 2022, the registrant had 33,311,887 shares of common stock issued and outstanding. The Company had a market value of $1,065,980 based on the closing stock price of $0.032 on November 30, 2021.

TRIDENT BRANDS INCORPORATED

FORM 10-K

For the year ended November 30, 2021

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended November 30, 2021 (“Form 10-K”) to the “Company”, “we”, “us”, “our”, “Trident” and “Trident Brands” or similar words and phrases are to Trident Brands Incorporated and its subsidiaries, taken together.

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

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	we have a limited operating history with significant losses and expect losses to continue for the foreseeable future;

•	we could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations;

•	we are governed by only nine persons serving as directors and officers which may lead to faulty corporate governance;

•	we must attract and maintain key personnel or our business may fail;

•	We have an immediate and urgent need for capital - we may not be able to secure the financing we need to implement our business plan;

•	our business and operating results could be harmed if we fail to manage our growth or change;

•	we have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations;

•	if our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable;

•	if we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could impact our ability to stay in business;

•

we could lose our competitive advantages if we are not able to protect any of our food and nutritional products and intellectual property rights against infringement, and any related litigation could be time-consuming and costly;

•	if we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained;

•	our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands;

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

The Company maintains a portfolio of branded consumer products in the functional nutrition and dietary supplement categories under the Brain Armor® trademarks. Our products are focused on high growth category segments including performance nutrition and brain health, supported by an established contract manufacturing supply chain, strong research and development infrastructure and a solid and proactive management team, board of directors and business advisors with many years of senior experience in related fields.

Corporate Legal Structure and Related Matters

Trident Brands Incorporated has two legal subsidiaries, as detailed below.

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

The Company’s administrative office is located at 433 Plaza Real, Suite275, Boca Raton, Florida, 3432 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 33,311,887 common shares were issued and outstanding as of November 30, 2021 and 33,311,887 as of April 14, 2022.

Management and Board of Directors

Mr. Michael Friedman serves as Chief Executive Officer and President.

Mr. Peter Salvo, the Vice President, Finance, Corporate Secretary, and Controller of the Company is our Principal Financial Officer and Principal Accounting Officer. Mrs. Pamela Andrews serves as Managing Director of our subsidiary, Brain Armor Inc.

The board is comprised of Mr. Anthony Pallante, Mr. Michael Friedman and Mr. Richard Russell.

Mr. Russell serves on the Company’s Board of Directors as an “independent director”, as defined under the Nasdaq Stock Market’s corporate governance rules, is Chairman of the Audit Committee and is considered a financial expert.

Evolution of Trident Brands

Brands

On March 1, 2015, we acquired, through a licensing agreement with DSM Nutritional Products LLC (“DNP”), the exclusive global rights to Brain Armor® dietary supplements, a plant-based DHA supplement designed specifically for the needs of athletes. At the same time, a wholly-owned subsidiary, Brain Armor Incorporated was registered to hold the trademark license and commercially develop the Brain Armor® brand. As per the agreement, DNP was to be the sole source of the Company’s omega-3 oil requirements which will be DNP’s life’s DHATM oil and will supply the soft gel capsules in finished form to us. In order to maintain exclusivity to the license, we were required to meet certain targets with respect to product launches and sales volume. Also under the terms of the agreement we had the opportunity to exercise an option to purchase the Brain Armor(R) dietary supplement brand. The term of the Agreement and the license rights was for five (5) years and shall be subject to successive one (1) year automatic renewal periods, assuming all performance milestones had been met. On December 22, 2017, the Company purchased the trademark and the proprietary formulations at a cost of $400,000, effectively terminating the license agreement of 2015. The Company has since developed and improved its own formulations.

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

In April 2019, Trident began shipping Brain Armor dietary supplement products to CVS Health; in July 2020 to Whole Foods Markets through United Natural Foods Inc (UNFI), a national distributor; and in June 2020 to US supplement retailer Vitamin Shoppe. All of these retail listings were under standard vendor trading agreement terms. All these retail agreements have since been terminated due to the Company’s inability to purchase inventory due to a lack of funds.

Key Developments in Fiscal 2021 and Fiscal 2022 to the Date of this Report

On March 30, 2021, a non-US investor subscribed to the acquisition of 333,333 units of the Company’s Brain Armor Inc subsidiary. Each unit is comprised of one share of Brain Armor stock, $0.001 par value and a common stock purchase warrant evidencing the right to purchase one share of Common Stock, and was sold at a per unit price of USD $0.30 for an aggregate purchase price of USD $100,000 which was received by the Company on March 30, 2021. The vesting and exercise prices of the warrants are as follows:

•	1/3 of shares shall be exercisable 6 months after the subscription date at an exercise price of $0.45 per share
•	1/3 of shares shall be exercisable 12 months after the subscription date at an exercise price of $0.60 per share
•	1/3 of shares shall be exercisable 18 months after the subscription date at an exercise price of $0.75 per share

On May 5, 2021, a US investor subscribed to the acquisition of 3,333,333 units of the Company’s Brain Armor Inc subsidiary. Each unit is comprised of one share of Brain Armor stock, $0.001 par value and a common stock purchase warrant evidencing the right to purchase one share of Common Stock, and was sold  at a per unit price of USD $0.30 for an aggregate purchase price of USD $1,000,000 of which $100,000 was received by the Company on May 13, 2021 and $100,000 on May 27, 2021. This subscription agreement has since been terminated, without further investment. The vesting and exercise prices of the warrants are as follows:

•	1/3 of shares shall be exercisable 6 months after the subscription date at an exercise price of $0.45 per share
•	1/3 of shares shall be exercisable 12 months after the subscription date at an exercise price of $0.60 per share
•	1/3 of shares shall be exercisable 18 months after the subscription date at an exercise price of $0.75 per share

On June 17, 2021, the Small Business Administration (SBA) approved the Company’s PPP loan forgiveness application for the full amount of $135,165.

On June 30, 2021, the Board of Directors of the Company, unanimously consented to amend its Articles of Incorporation to among other things authorize 29,432,320 shares of Preferred Stock, $0.001 par value. Subsequently, on March 29, 2022, the Board unanimously consented to confirm its prior authorization to amend the Company’s Certificate of Incorporation to authorize 29,432,320 shares of Preferred Stock, $0.001 par value, and change the name of the Company to SOLNI Group, Inc. A majority of the Company’s stockholders have also approved the amendments to the Certificate of Incorporation.

Pursuant to Reg. Section 240.14c-2(b) of the Securities and Exchange Commission (the “Commission”), the authorization of the Series A Preferred Stock will not be effective until 20 calendar days after the mailing date of our definitive Information Statement to our common stockholders. The increase in our authorized shares will become effective on May 31, 2022.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the corporate name change will not be effective until the later of (i) 20 calendar days after the mailing date of our definitive Information Statement to our common stockholders and (ii) the completion of FINRA’s review of the corporate action related to the Company name change. Subject to compliance with these requirements, the name change will be effective May 31, 2022.

On September 27, 2021, the Board of Directors of Trident Brands Incorporated, appointed Michael Friedman as a member of our Board of Director, as well as President and Chief Executive Officer of the Company, effective October 1, 2021. Concurrent with Mr. Friedman’s appointment, Scott Chapman and Anthony Pallante resigned as President and CEO of the Company, respectively.

In connection with his appointment as President and CEO, the Company entered into a one-year employment agreement with Mr. Friedman which is renewable by the Company for 2, 2-year renewal periods. The Agreement provides for an annual base salary of $180,000 and an equity compensation grant of 1,100,000 shares of company common stock which shall vest in 4 equal quarterly installments commencing January 1, 2022. Mr. Friedman is also eligible for annual as well as performance based equity compensation awards. In addition, he is eligible for transaction based cash/equity bonuses equal to three percent of the value of the transaction, including an acquisition. On March 3, 2022, the Board of Directors approved issuance of an aggregate of 4 million shares to the employees, of which Mr. Friedman will receive 80,000 shares. In addition the Board approved an equity compensation bonus plan for Mr. Friedman. See Note 13, Subsequent Events.

On October 15, 2021, a Promissory Note was issued to Anthony Pallante, Chairman and a significant stockholder of the Company. The Note is unsecured and was issued in consideration for payments made to creditors in satisfaction of Company obligations. Mr. Pallante loaned the Company $20,101. The Note bears Interest at a rate of 8% per annum. All unpaid principal and accrued interest shall be due and payable upon demand at any time subsequent to six (6) months from the date the notes were issued. As of November 30, 2021, Mr. Pallante made additional payments of $16,731 for a total of $36,832.

Business Objectives and Strategies

Our management team brings together many years of seasoned expertise in branded consumer and supplement products, supply chain, product development and corporate finance. Our team has experience in developing and commercializing consumer products, in both global companies and specialty markets.

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

Subject to receipt of additional funding, we plan to build our business through strategic investments in high growth early stage consumer brands and functional ingredients platforms within segment/sectors which we believe offer long term growth potential. We are focused on three core strategies underpinning our objectives:

•	To execute our multi-tier brand and innovation strategy to drive revenue;

•	To aggressively manage our asset light business model to drive a low cost platform; and

•	To drive disciplines leading to ability to finance and govern growing operations.

Once we secure sufficient capital to enable us to fully implement our business plan, we expect revenues and associated margins to increase as we continue to commercialize segments and products within our portfolio. Specifically, Brain Armor® product lines have demonstrated solid potential in the markets where they compete. Further research and development investment is also expected to strengthen our position in the market and contribute to current platforms and incremental business potential.

Our purpose is to apply these capabilities in starting new product lines with specific competitive advantage. Our product development is focused on:

•	Extending established brands with existing equity that can be leveraged;

•	Delivering consumer benefit with unique technology or intellectual properties; and

•	Targeting dynamic growth segments.

Coupled with planned strategic capital investment, our focus is on investments within the fast growing nutritional product and functional food segments/sectors. Our goal is to provide our shareholders with outstanding ROI through a portfolio of branded platforms via an asset light business model when and where appropriate.

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

In addition to investments in brands and technology, we will seek to acquire businesses to support our strategy through the use of common and/or preferred equity, senior secured, unsecured, and convertible debt in organizations who meet our investment goals. Through our management and directors vast expertise in both the consumer branded segment and strategic investment experience, we seek to provide our shareholders a sound return on their investment.

The Company’s strategic objective is to:

•	Build and grow strategic brands organically;

•	Make strategic investments in high growth companies;

•	Develop and then merge brands/business lines into larger multi-national Companies; and

•	Mitigate risk by creating a diverse portfolio of brands/operations in the growth sectors listed above.

Brands

Brain Armor®

The Company had a licensing agreement that granted us the exclusive global rights to Brain Armor®, a plant-based Omega-3 dietary supplement formulated to improve cognitive health and well-being. In December 2017, we purchased the Brain Armor® trademark at a cost of $400,000, effectively terminating the licensing agreement, and reformulated Brain Armor® dietary supplements with a proprietary blend of active ingredients clinically-proven to support neuro-nutrition at every stage of life.

In FY2021, the Company booked an impairment charge of $400,000 for the full value of the Brain Armor trademark.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

As of November 30, 2021 the following trademarks have been registered or applications filed on behalf of Trident Brands Incorporated or operating subsidiaries of Trident Brands Incorporated:

Marks Owned by Trident Brands Incorporated

Case Ref.	Country	Title	Application No.	Application Date	Registration No.	Registration Date
T6791051US	U.S.A.	P2N PEAK PERFORMANCE NUTRITION	87/626,644	28-Sep-2017	5,591,609	23-Oct-2018
T6791052US	U.S.A.	P2N PEAK PERFORMANCE NUTRITION & Design	87/626,631	28-Sep-2017	5,591,608	23-Oct-2018

Marks Owned by Brain Armor Inc.

Case Ref.	Country	Title	Application No.	Application Date	Registration No.	Registration Date
T6788650AU	Australia	BRAIN ARMOR	1818703	04-Jan-2017	1818703	04-Jan-2017
T6793063BR	Brazil	BRAIN ARMOR	910926875	19-Apr-2016	910926875	16-Apr-2019
T6792601CA	Canada	BRAIN ARMOR	1,753,775	06-Nov-2015	1,062,057	05-Nov-2019
T6799503CA	Canada	BRAINSPANNERS	2,009,917	05-Feb-2020
T6788651CN	China	BRAIN ARMOR	22604683	13-Jan-2017	22604683	14-Feb-2018
T6788651CN.1	China	BRAIN ARMOR	22909187	23-Feb-2017	22909187	28-Feb-2018
T6788652CTM	European Union Trademark	BRAIN ARMOR	016227605	04-Jan-2017	016227605	10-May-2017
T6793062MX	Mexico	BRAIN ARMOR	1,737,757	19-Apr-2016	1,662,294	09-Aug-2016
T6791122US	U.S.A.	FOCUS FIX	87/644,666	13-Oct-2017	5,764,475	28-May-2019
T6791663US	U.S.A.	BRAIN ARMOR Logo	87/705,173	01-Dec-2017
T6791663US.1	U.S.A.	BRAIN ARMOR Logo	87/980,658		5,777,345	11-Jun-2019
T6793061US	U.S.A.	BRAIN ARMOR	77/879,509	24-Nov-2009	3,994,592	12-Jul-2011
T6798137US	U.S.A.	THE HEALTHY BRAIN COMPANY	88/621,820	18-Sep-2019	6,138,267	25-Aug-2020
T6798324US	U.S.A.	BRAIN ARMOR THE HEALTHY BRAIN COMPANY	88/621,830	18-Sep-2019
T6798325US	U.S.A.	BRAIN ARMOR THE HEALTHY BRAIN COMPANY & Design	88/621,836	18-Sep-2019
T6788652CTMGB	United Kingdom	BRAIN ARMOR	016227605	04-Jan-2017	UK009016227605	10-May-2017
T6788653UK	United Kingdom	BRAIN ARMOR	3204840	04-Jan-2017	UK00003204840	24-Mar-2017

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

As of November 30, 2021, we had a working capital deficit of $8.9 million and accumulated deficit of $42,205,049. During the year ended November 30, 2021, we had a net loss of $3.1 million and our operations used $0.4 million of cash. As of April 14, 2022, we had only minimal cash on hand. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail, in which case our stockholders would suffer a total loss of their investment. There can be no assurance that we will be able to continue as a going concern.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish a history of profitable operations and, as at November 30, 2021, have an accumulated deficit of $42,205,049, realized since our inception on November 5, 2007. We have generated only limited revenues since our inception and thus have incurred significant operating losses. Our profitability will require the successful commercialization and sales of our planned products at acceptable margins, for which we currently do not have sufficient capital. We may not be able to successfully achieve any of these objectives.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our audited financial statements for the year ended November 30, 2021, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended November 30, 2021, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have experienced recurring losses from operations and negative cash flows from operating activities, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, as noted above, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders will suffer a total loss of their investment.

The benefits we have realized and may continue to realize from participating in relief programs provided under the CARES Act may not be sufficient to enable us to withstand the current economic conditions and any extended economic downturn or recession which may result from the Pandemic.

We have received funds under the CARES Act, and have benefited from other relief measures pursuant to the CARES Act and other government stimulus, including the deferral of employer payroll taxes. Receipt of additional government funds and other benefits from the CARES Act is subject to, in certain circumstances, a detailed application and approval process and it is unclear whether we will meet any eligibility requirements, receive any funds and the extent to which these funds may offset our Pandemic-related cash flow disruptions. Additionally, retaining these funds subjects us to various terms and conditions. While we have taken steps to ensure compliance with these terms and conditions, any violation may trigger repayment of some or all of the funds received. Further, funds we have received or may receive, either directly through participation in government programs, or indirectly through increased revenues attributable to a possible economic recovery generated in whole or in part by the CARES Act, may not be sufficient to mitigate the impact of the Pandemic.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We will require additional financing to fund future operations. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities may similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse affect on our business.

We are currently in default with respect to various outstanding debt obligations, which if we fail to repay, could result in foreclosure upon our assets.

We are currently in default with respect to a number of our debt obligations. In the event we are unable to repay such debt obligations, we could lose all of our assets and be forced to cease our operations.

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

We depend on the continued services of our Chairman, and our President and Secretary, and the loss of key personnel could affect our ability to successfully grow our business.

We are highly dependent upon the services of Mr. Pallante, Chairman, and Mr. Friedman, President & CEO. The permanent loss of either of them could have a material adverse effect upon our operating results. We may not be able to locate a suitable replacement if their services were lost. We do not maintain key man life insurance on either of them. Our future success will also depend, in part, upon our ability to attract and retain highly qualified personnel. Our inability to retain additional key executives and to attract new, qualified personnel could cause us to curtail our business operations.

Our officers and directors are anticipated to allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

None of our officer or directors are committing their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other business interests. Each of our officer and directors are engaged in other business endeavors for which such person may be entitled to substantial compensation or have significant financial incentive to assist, and our officer and directors are not obligated to contribute any specific number of hours per week to our affairs. If our officer and directors’ other business affairs require or incentivize them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to execute our business plan. We have no formal process for vetting such conflicts of interest.

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

Any acquisitions that we make could disrupt our business and harm our financial condition.

From time to time, we may evaluate potential strategic acquisitions to facilitate our growth. We may not be successful in identifying acquisition candidates. In addition, we may not be able to continue the operational success of any acquisitions or successfully integrate any businesses that we acquire. We may have potential write-offs of acquired assets and an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition may not be successful, may reduce our cash reserves and may negatively affect our earnings and financial performance. We cannot ensure that any acquisitions we make will not have a material adverse effect on our business, financial condition and results of operations.

Our need to raise additional capital to accomplish our objectives of expanding into new markets and selectively developing new products and acquiring other brands exposes us to risks including limiting our ability to acquire other brands and limiting our financial flexibility.

If we do not have sufficient cash resources, as is currently the case, our ability to develop products and acquire brands is limited unless and until we are able to obtain additional capital through future debt or equity financing. Using cash to finance development and acquisition of brands, which is not currently an option, could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing will result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for future acquisitions. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.

We have a limited operating history and if we are not successful in growing our business, then we may have to scale back or even cease our ongoing business operations.

There can be no assurance that we will ever operate profitably. We have a limited operating history. Our success is significantly dependent on the successful marketing and sales of our food and nutritional products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the uncertainties arising from the absence of a significant operating history. We may be unable to profitably sell our food and nutritional products and thus operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors will likely lose some or all of their investment in our company.

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

The business of marketing food and nutritional products is highly competitive and sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers. We must continually adapt to marketplace demands in order to avoid negatively impacting our results.

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

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex. We rely on suppliers for our raw materials and for the manufacturing, processing, packaging and distribution of all of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could severely reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy. An economic downturn may cause uncertainty in the capital and credit markets and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates, weak economies, and political conditions in foreign countries in which we sell our products in the future.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

RISKS RELATING TO OWNERSHIP OF OUR SECURITIES

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTC quotation system in which shares of our common stock are quoted, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to continue to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

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

The market price for our common stock is particularly volatile given our status as a relatively small and developing company, which could lead to wide fluctuations in our share price. Our shareholders may be unable to sell their common stock at or above their purchase price if at all, which may result in substantial losses.

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

Our common stock is currently quoted on the OTCQB. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the OTC system of our common stock. If we are unable to maintain the quotation of our common stock in the OTC system, the market liquidity of our common stock will likely be severely limited.

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

We currently require additional financing , which may not be available or may be costly and dilutive.

We currently require additional financing to support our working capital needs. The amount of additional capital we require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We require additional financing to fund our current operations. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities may similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a material adverse affect on our business.

RISKS RELATED TO THE ENVIRONMENT AND COVID-19

The Pandemic has had, and may continue to have, a materially adverse effect on our business, operations, financial results and liquidity and its duration is unknown.

The Pandemic has had a negative impact on the global economy, including certain industries in the U.S. economy that are primarily focused on retail distribution. We cannot predict the extent and duration of the Pandemic or its economic impact, but we expect the adverse consequences will be substantial. Further, the extent and strength of any economic recovery after the Pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the Pandemic abates and may remain at depressed levels compared to prior to the outbreak of the Pandemic for an extended period.

Major public health concerns, including the outbreak of epidemic or pandemic contagious disease such as COVID-19, may adversely affect revenue and disrupt financial markets. In the case of COVID-19, revenue at has been adversely affected and financial markets have been disrupted, both of which are likely to continue.

In January 2020, the World Health Organization declared that the COVID-19 outbreak, which began in China and has since spread to other areas, as a global health emergency. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The spread of the virus in the U.S. or a similar public health threat, or fear of such an event, may result in (and in the case of the COVID-19 pandemic, has resulted in), among other things, a reduced willingness of patients to visit stores or the shopping centers in which our products are located out of concern over exposure to contagious disease, closed centers, reduced business hours, and a decline in revenue. A prolonged outbreak, resulting in reduced patient traffic and continued disruptions to capital and financial markets, could have (and in case of the COVID-19 pandemic, has resulted in) a material adverse impact on our business, financial condition, results of operations, and the market price of our stock.

Global economic, political, social and other conditions, including the COVID-19 pandemic, may continue to adversely impact our business and results of operations.

The health and wellness industry, can be affected by macro-economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we may be negatively affected by COVID-19 and actions taken to address and limit the spread of COVID-19, such as travel restrictions, event cancellations, and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of the COVID-19, it could negatively affect the timely supply, pricing and availability of finished products. Moreover, we will also be negatively impacted by current and future closures of restaurants, independent accounts, convenience chains, and retail store chains resulting from the COVID-19 outbreak. The current closures of businesses will negatively affect our revenues and cash flows and the future closure of businesses will also adversely impact our business and financial condition.

Overall, the Company does not yet know the full extent of potential delays or impacts on its business, financing activities, or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of third parties on which we rely.

Our business and future operating results may be adversely affected by changes in economic conditions, adverse weather and other unforeseen conditions or events that are beyond our control could materially affect our ability to maintain or increase sales of our products.

Our services emphasize health and wellness, which is generally viewed as a discretionary expenditure. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including reducing health and wellness spending on a permanent basis. In addition, economic conditions in particular areas of the country where we sell our products could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, pandemics, tornadoes, earthquakes, hurricanes, floods, droughts, power loss, telecommunications failures, fires, the economic consequences of military action and the associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce, or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations.

Severe weather may have an adverse effect on our product distribution. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on our distribution and result in significant losses to us and interruption of our business. When major weather or climate-related events occur, we may have to stop distribution of our products and close or limit the product distribution until the event has ended. We may incur significant costs and losses as a result of these activities, both in terms of operating and distribution, in anticipation of, during, and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in distribution. Our insurance may not adequately compensate us for these costs and losses.

Further, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs to increase. In the long-term, we believe any such increased operating costs will be passed through and paid by our participants in the form of higher charges for our products. However, in the short-term, these increased costs, if material in amount, could adversely affect our financial condition and results of operations and cause the value of our securities to decline.

Climate change may negatively affect our business.

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could have a negative impact on agricultural productivity, which may limit availability or increase the cost of certain key ingredients such as sugar cane, natural flavors and supplements used in our products. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could result in increased production, transportation and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY

If we fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be materially adversely affected.

We may use electronic means to interact with our customers and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have material adverse effects on our business, operations, reputation and financial condition, including decreased revenue; material fines and penalties; increased financial processing fees; compensatory, statutory, punitive or other damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order.

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients.

We rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including managing our building systems, financial transactions and maintenance of records, which may include personally identifiable information or protected health information of customers. If we or our third party vendors experience material security or other failures, inadequacies or interruptions, we could incur material costs and losses and our operations could be disrupted. We take various actions, and incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security.

Techniques used to gain unauthorized access to corporate data systems are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our patients, including credit card and debit card information and other personally identifiable information. Our systems, which are supported by our own systems and those of third-party vendors, are vulnerable to computer malware, trojans, viruses, worms, break-ins, phishing attacks, denial-of-service attacks, attempts to access our servers in an unauthorized manner, or other attacks on and disruptions of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs on our systems or a vendor’s systems, we may face civil liability and reputational damage, either of which would negatively affect our ability to attract and retain patients. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We may not be able to effectively control the unauthorized actions of third parties who may have access to the customer data we collect. Any failure, or perceived failure, by us to maintain the security of data relating to our patients and employees, and to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose patients, revenue and employees.

Security breaches, computer viruses, attacks by hackers, and online fraud schemes can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to us and our third-party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or third parties’ information technology networks and systems or operations. Any failure by us or our third party vendors to maintain the security, proper function and availability of information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our participants, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not currently own any property and we currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3. Legal Proceedings

Mycell litigation

On June 3, 2019, the Company filed a lawsuit against PIT Mycell, LLC, William E. Peterson III, New Age Ventures, LLC, Volker Berl, and Mycell Technologies, LLC (“Mycell”) in the Superior Court in Bergen County, New Jersey, Civil Action No. BER-L-004198-19, in which the Company seeks to require the defendants to perform under and allow the enforcement of certain notes made by Mycell and acquired by the Company in September 2017. The notes are past their stated maturity date of December 31, 2016. The Company also alleges that the parties had entered into a written Settlement Agreement Letter of Intent dated March 14, 2019 (the “Settlement”), but that the defendants repudiated it shortly thereafter. The notes had been the subject of an earlier lawsuit in Virginia in state court in Fairfax County between the Company and PIT Mycell, LLC that the Settlement was intended to resolve. The Company seeks to enforce the notes and the Settlement in the New Jersey lawsuit and requests actual damages in an amount to be proven at trial, attorneys’ fees and litigation costs, specific performance requiring certain defendants to enforce obligations under the notes against Mycell, specific performance requiring the defendants to execute a final Settlement Agreement consistent with the Settlement, an order permitting foreclosure on the collateral for the notes, and declaratory relief. On January 24, 2020, the New Jersey court denied Defendant’s Motions to dismiss the case. The parties have engaged in written discovery and exchanged productions of documents. Mycell filed for bankruptcy on November 25, 2020. The bankruptcy is completed and the Company no longer has a claim on the new company that has since emerged from bankruptcy.

Everlast Litigation

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

The Company has fully accrued the $738,946 liability as of November 30, 2021.

The Clerk of Court was directed to close the case. The Company did not appeal the judgement.

On November 17, 2021, The Company entered Into a Stipulation of Settlement (“Settlement Agreement”) of the litigation captioned Everlast World’s Boxing Headquarters Corp. (“Everlast”) , Plaintiff vs. Trident Brands, Inc. and Manchester Capital Inc., Defendants, Case No. 21 Tj 90. Under the terms of the Settlement Agreement, the Company agreed to pay Everlast on or before February 15, 2022, the sum of $650,000 in full satisfaction of the Everlast’s judgment against the Company in the amount of $738,946. Under the Settlement Agreement, except for the first $250,000 of capital raised, the Company is required to pay Everlast 20% of the gross amount of any capital raising transaction, until the full $650,000 is paid, provided however that the full $650,000 was required to have been paid no later than February 15, 2022.

The Company failed to pay Everlast the full $650,000 by February 15, 2022, as a result of which, the Company is obligated to pay Everlast the judgment amount of $738,945, plus applicable interest (a total of $750,713 as of August 21, 2021) and attorney’s fees, less any payments made.

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

Item 4. Mining Safety Disclosures

None.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since July 8, 2013 our shares began trading under the symbol “TDNT”.

	2021		2020
	High	Low	High	Low
First Quarter	$0.100	$0.033	$0.500	$0.250
Second Quarter	$0.076	$0.048	$0.348	$0.160
Third Quarter	$0.062	$0.031	$0.288	$0.031
Fourth Quarter	$0.047	$0.031	$0.150	$0.033

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

As of November 30, 2021, we had 33,311,887 Shares of $0.001 par value common stock issued and outstanding held by 61 shareholders of record.

Of the 33,311,887 shares of common stock outstanding as of November 30, 2021, 8,441,724 shares are owned by Anthony Pallante, Chair of the Board, and 1,000,000 shares are owned by Michael Friedman, CEO, President and Director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. The stock transfer agent r our securities is Action Stock Transfer.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the last three fiscal years.

Securities authorized for issuance under equity compensation plans

As of November 30, 2021, we have issued the following securities under our 2013 Stock Option Plan:

	Name and Position	Number of Options	Date of Grant	Exercise price	Expiration	Vesting from date of Grant
1.	Scott Chapman former President, Director, Chair of Corporate Governance Committee	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
2.	Peter Salvo Controller	75,000 75,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
3.	Anthony Pallante Director, Chairman of the Board	375,000 375,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
4.	Brad Caistor	150,000 150,000	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
5.	Landon McCluskey	16,250 16,250	Dec 6, 2017 Dec 6, 2017	$0.40 $0.40	Dec 6, 2022 Dec 6, 2022	Immediate 12 months
	Total:	1,532,500

Scott Chapman’s options expired on April 14, 2022.

Section 16(a)

Based solely upon a review of Forms 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended November 30, 2021 and includes information available up to April 14, 2022, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary.

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

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset’s carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. In FY2021, the Company booked an impairment charge for the full value of the Brain Armor trademark.

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

Results of Operations for the Fiscal Years Ended November 30, 2021 and November 30, 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal years ended November 30, 2021 and 2020.

Our operating results for years ended November 30, 2021 and 2020 are summarized as follows:

	Year Ended	Year Ended
	Nov 30,	Nov 30,
	2021	2020

Revenues	$224,720	$872,923
Gross Profit	$103,673	$244,122
Operating Expenses	$2,126,544	$4,571,077
Impairment Loss	$400,000	$-
Other Income/(Expenses)	$(663,605)	$(1,068,237)
Net Loss	$(3,086,476)	$(5,395,192)

Add back:
Interest Expense and loss on debt extinguishment	$798,770	$5,390,575
Depreciation and Amortization	$-	$4,413
Impairment Loss	$400,000	$-

EBITDA	$(1,887,706)	$(204)

Add (deduct):
Stock Options Expense	$-	$-
Derivative Loss (Gain)	$-	$(4,312,338
Adjusted EBITDA	$(1,887,706)	$(4,312,542)

Revenues and Gross Profits

Revenues decreased 74% in 2021 to $224,720 versus $872,923 in the prior year. The decrease was the result of our inability to fulfill various purchase orders due to being out of stock (OOS) of certain products, as a result of not having sufficient capital to purchase inventory. Gross profit decreased to $103,673 (46.1% of revenues) versus $244,122 (28.0% of revenues) in the prior period. We expect revenue to continue to decrease, unless and until we receive additional funding and secure needed inventory, at which time we expect our revenues to gradually recover. In addition, we intend to continue to look for distribution and supply chain partners to lower our costs.

Operating Expenses

Our operating expenses for the years ended November 30, 2021 and 2020 are outlined in the table below:

	2021	2020
Professional Fees	$241,608	$694,842
General & Administrative Expenses	$1,367,447	$2,545,105
Marketing, Selling & Warehousing Expenses	$323,180	$1,129,665
Management Salary	$188,000	$152,000
Rent	$6,309	$49,465

Operating expenses for the year ended November 30, 2021 were $2,126,544 as compared to $4,571,077 for the comparative period in 2020, a decrease of 53.5%. The decrease in our operating expenses was primarily due to our efforts to reduce costs. Subject to receipt of additional funding, management expects operating expenses to increase as revenue is expected to gain traction and market conditions normalize.

The Company incurred an impairment loss of $400,000 in 2021 as a result of writing off the book value of the Brain Armor Trademark

Other Income (Expenses)

Other income/(expenses) for the year ended November 30, 2021 were $(663,605) versus $(1,068,237) in the comparative period in 2020, an improvement of 37.9%. The decrease in expenses was due primarily to a decrease in interest expense of $3,499,510 offset by a gain on debt forgiveness of $125,165. In the prior year there was a derivative gain of $4,312,338 and loss on debt extinguishment of $1,092,295 that did not occur in 2021 which contributed to a net change of expenses of ($3,220,043). Management expects interest expenses to remain the same.

Liquidity and Capital Resources

Our cash and cash equivalents balance at November 30, 2021 was $7,653. As of April 7, 2022, we had $7,164 of cash on hand. The current funds available to the company are not sufficient to fund our near term operations . The Company has an urgent need for additional capital, without which, the Company is unlikely to continue as a going concern.

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

On September 26, 2016, we entered into a Securities Purchase Agreement with a non-US institutional investor pursuant to which, in consideration for proceeds of $4,100,000, we issued a secured convertible promissory note in the amount of $4,100,000. Pursuant to the Securities Purchase Agreement, the investor has agreed, from time to time after January 1, 2017, to make additional investments at our request of up to $5,900,000 ($10,000,000 in the aggregate) in one or more tranches of not less than one tranche during any 60 day period. The funding of any tranche under the agreement (other than the first $4,100,000 which has been funded) was subject to the mutual agreement of the parties as to the use of funds. The parties have agreed to negotiate in good faith to pre-approve use of funds within 120 days following September 26, 2016. On May 9, 2017, the Company received the second tranche of funding with proceeds of $4,400,000 and on May 16, 2018 the third tranche of funding with proceeds of $1,500,000 for a total investment by the investor of $10,000,000. In consideration of each advance made by the investor pursuant to the Securities Purchase Agreement, we issued to the investor a convertible promissory note of equal value, maturing three years after issuance, and bearing interest at the rate of 8% per annum. Each note was secured in first priority against the present and after acquired assets of the Company, and was convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price per share of $.60, equal to a 25% discount to the 10 day average closing price of the Company’s common stock for the period immediately preceding the issuance of the applicable note.

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement (‘SPA”) pursuant to which the Company agreed to issue to Fengate additional convertible promissory notes (collectively, the “2018 and 2019 Convertible Notes”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the SPA bore interest at the rate of twelve percent (12%) per annum and was payable monthly in arrears to Fengate. Outstanding principal and interest continued to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date. The 2018 and 2019 Convertible Notes (aka “Amended SPA Notes”) were extended until December 1, 2021. The Maturity Date of the Amended SPA Notes was extended to November 30, 2025, as described below.

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

Agreement to Restructure Convertible Notes

On November 30, 2020 (“Effective Date”), the Company entered into that certain Fourth Amendment to Convertible Promissory Notes (“Fourth Amendment”), with Fengate, the holder of the Notes (the “Note Holder”).

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

As of the Effective Date, the Company and Note Holder have agreed that the Company will issue the Note Holder 29,432,320 shares of Company Preferred Stock in full and complete satisfaction of (i) all amounts owing under the 2016 Convertible Notes through November 30, 2021 (including accrued interest thereon) and (ii) all accrued interest on the Amended SPA Notes through November 30, 2021. This transaction represents the conversion of aggregate principal and accrued interest of $17,659,392 into Preferred Stock at the rate of $.60 per share. The $17,659,392 is comprised of $12.3 million of principal owing under the 2016 Convertible Notes and all accrued interest owing under both the 2016 Convertible Notes and the Amended SPA Notes (an aggregate of $5,359,392).

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

The Company and Note Holder had previously undertaken to consummate the foregoing transactions no later than June 30, 2021.On March 29, 2022, the Board of Directors approved an amendment to our Certificate of Incorporation which authorizes 29,432,230 shares of Company Preferred Stock. On March 30, 2022, more than a majority in interest of our common shares by written consent approved such amendment to our Certificate of Incorporation. The Company expects to consummate this transaction May 30, 2022.

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

Working Capital Deficiency and Need for Additional Capital

As of November 30, 2021, we had a working capital deficit of approximately $8.9 million, compared to a deficit of approximately $6.4 million as of November 30, 2020 The approximate $2.5 million increase in working capital deficit was due primarily to a $1.9 million increase in accrued liabilities.

As disclosed under Item 3. Legal Proceedings, a judgment was entered against us in the Everlast matter in the amount of approximately $740,000, which has grown to $750,713, as of August 2021. In addition, the plaintiff in the Oracle matter has requested a default judgment against us. Accordingly, the Company is currently obligated to pay Everlast approximately $751,000 not including interest accrued since August 2021 and could be liable to pay Oracle at least $217,000 if the court enters a default judgment, in which case, the Company would be liable for in excess of $1 million in judgments, in the aggregate. If the Company is compelled to pay these liabilities, there would be a material adverse effect on the financial condition of the Company.

As of April 14, 2022, we had only minimal cash on hand, and consequently, we are unable to implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities. COVID-19 has thus far adversely affected our revenues and our ability to raise additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

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

Based on our limited availability of funds we expect to spend minimal amounts on product development, sales and marketing and capital expenditures. We expect to fund any future product development expenditures through a combination of cash flows from operations and proceeds from equity and/or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our product development expenditures, in which case, there could be material and adverse effect on our business and results of operations.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of November 30, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of November 30, 2021 and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and (1) will use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) will increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Michael Friedman(1)	44	Chief Executive Officer, President and Director.
Anthony Pallante(2)	64	Director and Chair of the Board of Directors.
Scott Chapman(3)	58	Director, Chair of the Corporate Governance Committee and Chair of the Compensation Committee
Richard Russell(4)	61	Director, Chair of the Audit Committee
Pamela Andrews(5)	47	Managing Director, Brain Armor Inc.
Peter Salvo(6)	67	VP Finance, Controller and Secretary.

(1)	Michael Friedman was appointed CEO, President and Director on September 27, 2021.

(2)	Anthony Pallante was appointed CEO, Director and Chair of the Board of Directors on December 2, 2016.

(3)

Scott Chapman was appointed as President on June 1, 2019. He was appointed as Chair of the Audit Committee on December 2, 2016 and as a Director and Chair of the Governance Committee of our company on March 21, 2014. On January 14, 2022, Scott Chapman resigned as a Director of the Company.

(4)	Richard Russell was appointed as a Director of our company on March 1, 2020 and serves as Chair of the Audit Committee.

(5)	Pamela Andrews was appointed Managing Director, Brain Armor on September 24, 2020.

(6)	Peter Salvo was appointed as a Controller of our company on March 21, 2014 and assumed the positions of Principle Financial Officer and Principal Accounting Officer on June 1, 2019.

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

Michael Friedman, LLM (Taxation), JD Chief Executive Officer, President and Director

Since November 2003, Mr. Friedman was the Founder, Chairman and CEO of Fresh Harvest Products, Inc. (now known as Innovative MedTech, Inc., OTC: IMTH). As of April 2022, Mr. Friedman is the CEO, President and a Director of IMTH. Mr. Friedman has been an advisor, Board of Director Member, and chief financial officer for multiple companies in several industries, primarily focusing on CPG, media and technology. Mr. Friedman is co-Founder and CEO of Treat Holdings, LLC which developed the TreatER mobile application which is available on the Apple App Store and directs users to the nearest urgent care or emergency room. Mr. Friedman received a Master of Laws in Taxation (LL.M.) and a Juris Doctor (JD) from New York Law School.

Anthony Pallante, Director and Chair of the Board of Directors

Mr. Anthony M. Pallante is the Founder and Principal of Manchester Capital Inc. and has served as its Chairman and Chief Executive Officer for over 25 years. Mr. Pallante served as our Chief Executive Officer from December 2, 2016 to September 27, 2021. Prior to Manchester Capital, Mr. Pallante served as a Senior Vice President and Officer at Cott Beverages. Prior to Cott, he served as the President and Principal of Exclusive Beverage, the Ontario Royal Crown Cola franchise, which he sold to Cott. He holds a Bachelor of Arts from York University in Toronto and is active in various local and community charities.

Richard Russell,

Director, and Chair of the Audit Committee.

Since November 2017, Mr. Russell has served as Chief Financial Officer of LM Funding America, Inc., a Florida based Nasdaq listed technology-based specialty finance company offering unique funding solutions to community associations. As of November 2020, he is also Chief Financial Officer and board member of LMF Acquisition Opportunities Inc. (a special purpose acquisition corporation focused on acquiring a financial technology or services company). From December 2019 through February 2022, Mr. Russell served as Chief Financial Officer of Generation Income Properties Inc., a Florida based real estate investment company quoted on the Nasdaq. From August 2016 to April 2021, Mr. Russell was a Board Member of the Hillsborough County Internal Audit Commission, of which he was appointed Chairman in January 2020. From September 2013 to December 2016, Mr. Russell served as Chief Financial Officer of Mission Health Communities, a skilled nursing company with 32 skilled and assisted living facilities in Florida. From 2007 – 2013, Mr. Russell was the Sr. Director Corp. Finance - Sr. Director - Head of Internal Audit - Assistant Corporate Controller of Cott Corporation, a large public international manufacturing beverage company headquartered in Florida.

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

We believe that all of our directors’ respective educational background, operational and business experience give them the qualifications and skills necessary to serve as directors of our company. Our board of directors consists solely of Mr. Pallante, Mr. Friedman, Mr. Chapman and Mr. Russell.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2021, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compensation	Total

Michael Friedman President & CEO	2021	0	0	0	0	0	0	30,000	30,000
	2020	0	0	0	0	0	0	0	0
Anthony Pallante, Director	2021	0	0	0	$0	0	0	$276,000	$276,000
	2020	0	0	0	$0	0	0	$149,500	$149,500

Scott Chapman, former Director & President	2021	0	0	0	$0	0	0	$116,500	$116,500
	2020	0	0	0	$0	0	0	$104,750	$104,750

Pamela Andrews, Managing Director, BA Inc	2021	0	0	0	$0	0	0	$118,333	$118,333
	2020	0	0	0	$0	0	0	$24,000	$24,000

Peter Salvo, Controller	2021	0	0	0	$0	0	0	$150,000	$150,000
	2020	0	0	0	$0	0	0	$150,000	$150,000

Scott Chapman resigned as President and Director on January 14, 2022.

Our officers and directors have written service contracts with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, of which no options were issued in 2020 and 2019, there are presently no personal benefits available to our officers and directors.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Anthony Pallante	$0	0	$0	0	0	$0
Michael Friedman	$0	0	$0	0	0	$0
Scott Chapman	$0	0	$0	0	0	$0
Richard Russell	$0	0	$0	0	0	$0

Scott Chapman resigned as President and Director on January 14, 2022

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of April 7, 2022 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Anthony Pallante	Common Stock	8,391,724	25.19%
Michael Friedman Scott Chapman	Common Stock Common Stock	1,100,000 400,000	3.00% 1.20%
Brad Caister	Common Stock	1,403,000	4.21%
Peter Salvo	Common Stock	-0-	0.00%
Richard Russell	Common Stock	-0-	0.00%
All officers and directors as a group	Common stock, $0.001 par value
		11,294,724	33.91%
5%+ Security Holders
2373539 Ontario Inc	Common Stock	3,000,000	9.00%
Francesca Pallante	Common Stock	3,000,000	9.00%
Fengate Trident GP Inc	Common Stock	2,000,000	6.00%
	Common stock, $0.001 par value
All 5%+ Security Holders		8,000,000	24.02%

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

(2)	Percentage of shares outstanding is calculated based on total shares outstanding as at March 15, 2022 of 33,311,887. This total does not include outstanding warrants or options of the Company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company, except that, as described above, under the heading “Conversion of $17.7 million of Indebtedness into Company Equity,” in connection with the Fourth Amendment, the Note Holder has agreed to convert aggregate principal and accrued interest of $17,659,392 into equity of the Company. In connection with this transaction, the Company and Note Holder have agreed that the Company will issue the Note Holder 29,432,320 shares of Company Preferred Stock. Under the terms of the Fourth Amendment, the Preferred Stock shall be voting shares, with the same voting rights as common shares, except the Preferred Stock shall have no vote in respect of election of directors. The consummation of this transaction could be deemed a change of control, even though the Preferred Shares will not have the right to vote upon the election of directors.

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

On October 15, 2021, a Promissory Note was issued to Anthony Pallante, Chairman and a significant stockholder of the Company. The Note is unsecured and was issued in consideration for payments made to creditors in satisfaction of Company obligations. Mr. Pallante loaned the Company $20,101. The Note bears Interest at a rate of 8% per annum. All unpaid principal and accrued interest shall be due and payable upon demand at any time subsequent to six (6) months from the date the notes were issued. As of November 30, 2021, Mr. Pallante made additional payments of $16,731 for a total of $36,832.

Promoters and Certain Control Persons

The Company does not have any promoters.

Corporate Governance

We currently have three directors, consisting of Anthony Pallante, Michael Friedman, and Richard Russell. On February 29, 2020 Mark Holcombe resigned as a director of the company. On January 14, 2022 Scott Chapman resigned as a director of the company. On March 1, 2020 the Company’s Board of Directors appointed Richard Russell to serve on the Company’s Board of Directors, to serve in such capacity until the next annual meeting of stockholders of the Company. In connection with his appointment, the Company’s Board of Directors determined that Mr. Russell would meet the requirements of an “independent director” under the Nasdaq Stock Market’s corporate governance rules. Accordingly, the Board of Directors has designated Mr. Russell an “independent director” for corporate governance purposes. The Company intends to expand its Board of Directors and appoint additional “independent directors,” with the objective of enhancing corporate governance.

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

Item 14. Principal Accountant Fees and Services

The total fees charged to the company for audit services were $64,000 and for other services were $Nil during the year ended November 30, 2021.

The total fees charged to the company for audit services were $62,000 and for other services were $Nil during the year ended November 30, 2020.

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

Exhibit	Description
3(i)	Articles of Incorporation, as amended (filed herewith)
3(ii)	Bylaws*
10.1	Amendment to Convertible Promissory Note dated March 5, 2020**
10.2	Amendment No. 2 to Convertible Promissory Note dated March 5, 2020**
10.3	Third Amendment to Convertible Promissory Notes dated May 31, 2020**
10.4	Fourth Amendment to Convertible Promissory Notes dated November 30, 2020**
10.5	Everlast Settlement Agreement
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed with our original Registration Statement on Form SB-2 (subsequently amended utilizing Form S-1) under Commission File Number 333-148710, and incorporated herein by this reference.

** Filed with our 2020 Annual Report on Form 10-K under Commission File Number 000-53707, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trident Brands Incorporated

Date: April 14, 2022		/s/ Michael Friedman
By: Michael Friedman
(CEO, President and Director)

/s/ Peter Salvo
By: Peter Salvo
(Principal Financial Officer)

/s/ Richard Russell
By: Richard Russell
(Director)

	By:	/s/ Anthony Pallante
Anthony Pallante
(Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Trident Brands Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trident Brands Incorporated and its subsidiaries (collectively, the “Company”) as of November 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 14, 2022

Firm ID: 00206

TRIDENT BRANDS INCORPORATED
Consolidated Balance Sheets

	As of	As of
	November 30,	November 30,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$7,653	$88,007
Accounts Receivable, net of allowance for doubtful accounts of $160,210 and $155,186, respectively	12,358	63,784
Inventory, net of reserves of $401,606 and $195,264, respectively	881,924	1,219,567
Prepaid and other current assets	158,146	155,179

Total Current Assets	1,060,081	1,526,537

Fixed Assets-Furniture & Fixtures, net	-	-
Intangible Assets	-	400,000

TOTAL ASSETS	$1,060,081	$1,926,537

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$524,207	$429,009
Accrued Liabilities	9,405,833	7,480,846
Total Current Liabilities	9,930,040	7,909,855

PPP Loan Payable	-	135,165
Convertible Debt, net of discount of $0 and $0 respectively	22,300,000	22,300,000

Total Liabilities	32,230,040	30,345,020

Stockholders’ Deficit

Common stock, $0.001 par value, 300,000,000 shares authorized; 33,311,887 shares issued and outstanding as of November 30, 2021 and 32,311,887 as of November 30, 2020	33,312	32,312
Additional paid-in capital	11,492,630	11,458,630
Non-Controlling Interest in Subsidiary	(490,852)	(387,147)
Accumulated Deficit	(42,205,049)	(39,522,278)

Total Stockholders’ Deficit	(31,169,959)	(28,418,483)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,060,081	$1,926,537

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	November 30,	November 30
	2021	2020

Revenues, net	$224,720	$872,923

Cost of Sales	121,047	628,801

Gross Profit	103,673	244,122

General & Administrative Expenses	(2,126,544)	(4,571,077)
Impairment Loss	(400,000)	-

Loss from Operations	(2,422,871)	(4,326,955)

Other Income (Expenses)
Interest Expense, net	(798,770)	(4,298,280)
Gain on Debt Forgiveness	135,165	10,000
Loss on Debt Extinguishment	-	(1,092,295)
Derivative gain (loss)	-	4,312,338

Total Other Income (Expenses)	(663,605)	(1,068,237)

Net Loss	$(3,086,476)	$(5,395,192)

Net loss attributable to Trident	(2,682,771)	(5,296,648)
Net loss attributable to Non-Controlling Interests	(403,705)	(98,544)

Loss per share - Basic and diluted	$(0.08)	$(0.16)

Weighted average number of common shares outstanding - Basic and diluted	32,314,627	32,311,887

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Changes in Stockholders’ Deficit
From the years ended November 30, 2021 and 2020

	Common	Common	Additional		Non-
	Stock	Stock	Paid-in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2019	32,311,887	$32,312	$9,945,488	$(34,225,630)	$(288,603)	$(24,536,433)

APIC reclassified to derivative liability	-	-	(3,981,221)	-	-	(3,981,221)
Resolution of derivative liability			5,494,363			5,494,363
Net loss, November 30, 2020	-	-	-	(5,296,648)	(98,544)	(5,395,192)

Balance, November 30, 2020	32,311,887	$32,312	$11,458,630	$(39,522,278)	$(387,147)	$(28,418,483)

Issuance of Common Shares for services	1,000,000	1,000	34,000	-	-	35,000
NCI Investment in Brain Armor	-	-	-	-	300,000	300,000
Net loss, November 30, 2021	-	-	-	(2,682,770)	(403,705)	(3,086,476)

Balance, November 30, 2021	33,311,887	$33,312	$11,492,630	$(42,205,049)	$(490,852)	$(31,169,959)

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	November 30,	November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,086,476)	$(5,395,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,885,587
Loss on debt extinguishment	-	1,092,295
Depreciation expense	-	4,413
Impairment Loss	400,000	-
Inventory write-off	206,342	195,264
Gain on Note Payable Forgiveness	(135,165)
Derivative (gain)/loss		(4,312,338)
Issuance of common shares for services	35,000	-
Provision for bad debts	5,024	99,207

Changes in operating assets and liabilities:
Accounts receivable	46,402	117,356
Prepaid expenses	(2,966)	13,148
Inventory	131,301	667,995
Accounts payable and accrued liabilities	2,020,186	3,635,265

Cash used in operating activities	(380,354)	(1,997,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	-	135,165
Proceeds from convertible debt	-	936,168
Proceeds from NCI Investment in Brain Armor	300,000	-

Cash provided by financing activities	300,000	1,071,333

NET CHANGE IN CASH AND CASH EQUIVALENTS	(80,354)	(925,667)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88,007	1,013,674

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,653	$88,007

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See Notes to Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (“we”, “our”, “the Company”) was incorporated under the laws of the State of Nevada on November 5, 2007.

The Company is focused on the development of high growth branded consumer products and ingredients within the nutritional supplement, life sciences and food and beverage categories. The Company is in its early growth stage and has transitioned out of its shell status with the “Super-8-K” filing at the end of August, 2014. Activities to date have focused on capital formation, organizational development and execution of its branded consumer products and ingredients business plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a November 30 year-end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2021 and beyond will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results in 2022 and beyond, but developments related to COVID-19 materially and adversely affected the Company’s financial performance in 2021.

Principles of Consolidation

The Company’s consolidated financial statements as of November 30, 2021 include the accounts of Trident Brands Incorporated and its subsidiaries: Brain Armor Inc. and Trident Brands Canada Ltd.

Earnings (Loss) Per Share

The Company follows the guidance in ASC No. 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Due to net losses during the years ended November 30, 2021 and 2020, diluted earnings (loss) per share are the same as the basic earnings (loss) per share since inclusion of common stock equivalents would have been anti-dilutive.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at their original invoice amounts. We regularly review collectability and establish an allowance for uncollectible amounts as necessary. As of November 30, 2021 and 2020, the Company’s accounts receivable was netted against an allowance of $160,210 and $155,186 respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first-out (FIFO) method. We regularly review inventory for obsolete and slow-moving inventory and recognize a reserve or write offs as necessary. We recognized an inventory reserve of $401,606 and $195,264 as of November 30, 2021 and 2020, respectively.

Inventory at November 30, 2021 consist of raw materials and finished goods of $842,076 and 39,848 respectively. Inventory at November 30, 2020 consist of raw materials and finished goods of $842,076 and $377,491, respectively.

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

November 30, 2021 and 2020

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of November 30, 2021 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, except for a derivative liability, related to the embedded conversion option on the 2016 and 2018 convertible notes, with a fair value of $0 as of November 30, 2021 and 2020. The derivative liability was fair valued using Level 3 inputs.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at November 30, 2019	5,825,480
Unrealized derivative gain included in other expense	(4,312,338)
APIC reclassified to derivative liability	3,981,221
Resolution of derivative liability	(5,494,363)
Balance at November 30, 2020 and 2021	$-0-

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of November 30, 2021 and November 30, 2020:

	2021		2020
Market value of stock on measurement date	$	N/A	$0.033
Risk-fee interest rate		N/A	0.16% and 0.18%

Dividend yield		N/A	0%
Volatility factor		N/A	173.23%
Term.		N/A	0.085 and 1.0 yrs

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

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

Revenue

The Company markets a range of branded consumer products in the active nutrition and dietary supplement categories under the Brain Armor® label.

Four customers accounted for 18.9%, 16.8%, 14.4% and 12.4% of total revenue, compared to four customers for 22.3%, 17.7%, 13.0% and 10.2% in the prior year. One customer accounted for 10.9% of total accounts receivable, compared to three customers for 16.9%, 15.9% and 11.9% in the prior year.

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

The Company purchased 100% of its products from one vendor for the year ended November 30, 2021 and three vendors provided 97% of the Company’s products for the year ended November 30, 2020.

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

November 30, 2021 and 2020

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of November 30, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

On October 15, 2021, a Promissory Note was issued to Anthony Pallante, Chairman and a significant stockholder of the Company. The Note is unsecured and was issued in consideration for payments made to creditors in satisfaction of Company obligations. Mr. Pallante loaned the Company $20,101. The Note bears Interest at a rate of 8% per annum. All unpaid principal and accrued interest shall be due and payable upon demand at any time subsequent to six (6) months from the date the notes were issued. As of November 30, 2021, Mr. Pallante made additional payments of $16,731 for a total of $36,832.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

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

November 30, 2021 and 2020

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

As of November 30, 2021, the Company had $7,653 in cash and a working capital deficit of $8,869,959. The Company also has generated losses and has an accumulated deficit as of November 30, 2021. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

NOTE 4. NOTE RECEIVABLE

On September 12, 2017 the Company entered into a note purchase agreement with Fengate Trident LP (“Fengate”) pursuant to which, in consideration for the issuance of 811,887 of our common shares to Fengate, we purchased outstanding secured convertible promissory notes of Mycell Technologies LLC having an aggregate balance due and payable of $511,141 in principal and $94,526 in interest accrued as at September 12, 2017. The purchased notes, which were originally issued to LPF (MCTECH) Investment Corp. on January 22, 2016, February 5, 2016, and May 19, 2016, bear simple interest on unpaid principal at the rate of ten percent per annum. The outstanding principal and accrued interest is convertible at the option of the note holder into securities of Mycell. The accrued interest as at November 30, 2018 is $105,869. The Company reserved a full allowance on the note receivable and accrued interest of $617,010 as of November 30, 2021 and November 30, 2020.

Mycell filed for bankruptcy on November 25, 2020. The bankruptcy is completed and the Company no longer has a claim on the new company that has since emerged from bankruptcy.

NOTE 5. INTANGIBLE ASSETS

On December 22, 2017, Trident exercised its option under our Exclusive License Agreement (dated March 1, 2015) to purchase the Brain Armor® brand from DSM Nutrition Products LLC (“DSM”). Subsequently, the parties have executed applicable trademark assignment and purchase agreements necessary to transfer all global intellectual property rights in the Brain Armor brand to Trident. In lieu of a $400,000 cash payment to DSM for the value of the Brain Armor® brand as initially intended, the Company agreed to meet certain conditions, that when satisfied will have an equivalent value of $400,000. The costs incurred to meet these conditions are being charged to intangible assets. As of November 30, 2021 and 2020, the Company has recorded $400,000 of costs to the asset account. Of this amount $200,000 is paid over time as the Company purchases omega-3 oil from DSM pursuant to its exclusive supply agreement. During the 12 months ended November 30, 2021 and 2020, no payments were made to DSM in connection with this liability. The amount outstanding as of November 30,2021 is $79,040

The Company reviewed the intangible asset for impairment and booked an impairment charge of $400,000 for the full value of the asset on November 30, 2021.

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

The total outstanding stock options as of November 30, 2021 are 1,832,500. For the period ended November 30, 2021, the Company expensed $0 as compensation expense compared to $8,875 in the comparable prior year period for stock options granted on December 6, 2017.

The following table represents stock option activity as of and for the years ended November 30, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2019	3,215,000	$.40	2.42	$-0-
Exercisable - November 30, 2019	3,215,000	$.40	2.42
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	1,382,500
Outstanding – November 30, 2020	1,832,500	$0.40	2.02
Exercisable - November 30, 2020	1,832,500	$0.40	2.02	-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	300,000
Outstanding - November 30, 2021	1,532,500	$0.40	1.02
Exercisable - November 30, 2021	1,532,500	$0.40	1.02	-0-

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

As of November 30, 2021, the Company has no outstanding warrants. All the outstanding warrants have expired.

NOTE 7. RELATED PARTY TRANSACTIONS

On October 15, 2021, a Promissory Note was issued to Anthony Pallante, Chairman and a significant stockholder of the Company. The Note is unsecured and was issued in consideration for payments made to creditors in satisfaction of Company obligations. Mr. Pallante loaned the Company $20,101. The Note bears Interest at a rate of 8% per annum. All unpaid principal and accrued interest shall be due and payable upon demand at any time subsequent to six (6) months from the date the notes were issued. As of November 30, 2021, Mr. Pallante made additional payments of $16,731 for a total of $36,832.

NOTE 8. CONVERTIBLE DEBT

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

In consideration of each advance made by the investor pursuant to the securities purchase agreement, the Company issued to the investor a convertible promissory note of equal value, maturing on September 30, 2019, and bearing interest at the rate of 8% per annum. Each note was secured in first priority against the present and after acquired assets of the Company and was convertible in whole or in part at the option of the holder into common shares of the Company at a conversion price of $0.60 per share, for an aggregate of up to 16,666,667 shares. These convertible notes were subsequently acquired by Fengate on April 28, 2017.

Due to the notes being convertible to common shares of the Company, a beneficial conversion feature analysis was performed. The intrinsic value of the conversion feature of the notes amounted to $3,333,334 and was recognized as a debt discount. As of November 30, 2021, $3,333,334 of the debt discount was amortized to interest of which $334,988 was amortized during the current year compared to $855,987 in the prior year. As of November 30, 2021, the debt discount was fully amortized.

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement (“SPA”) pursuant to which the Company has agreed to issue to Fengate additional convertible promissory notes (collectively, the “2018 and 2019 Convertible Notes”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the SPA bore interest at the rate of twelve percent (12%) per annum and was payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date. The 2018 and 2019 Convertible Notes (aka “Amended SPA Notes”) were extended until December 1, 2021. The Maturity Date of the Amended SPA Notes was extended to November 30, 2025, as described below.

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

The Company analyzed the embedded conversion option on the convertible notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option on the 2018 Convertible Note qualified for derivative accounting. The Company used the Black-Scholes model to value the embedded conversion option at $892,000 on the issuance date of November 30, 2018, $1,911,256 on the issuance date of April 13, 2019 and $1,696,933 on the issuance date of November 6, 2019. The assumptions used were a discount rate of 2.80%, 1.96% and 1.96%; volatility rate of 79.57%, 104.70% and 107.3%; and a term of 1.50, 1.13 and 0.57 years respectively. The fair values of the embedded conversion options were recorded as debt discount and were amortized over the term of the 2018 and 2019 Convertible Notes. Amortization of debt discount for the years ended November 30, 2021 and 2020 was $1,885,587 and $1,857,295, respectively. The unamortized discount as of November 30, 2021 is $0.

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

On November 30, 2020, the Company entered into a fourth amendment of the 2016 Convertible Notes and the 2018 and 2019 Convertible Notes wherein the Company will issue to Fengate 29,432,320 shares of Company Preferred Stock (representing $17,659,392 of principal and interest converted into Preferred Stock at the rate of $0.60 per share), in full and complete satisfaction of (i) all amounts owing under the 2016 Convertible Notes through November 30, 2021 (including accrued interest thereon) and (ii) all accrued interest on the 2018 and 2019 Convertible Notes through November 30, 2021. The conversion is expected to occur by the end of June, 2021. The 2018 and 2019 Convertible Notes were further amended to (i) eliminate the conversion feature of such notes, (ii) provide for a simple interest rate of 8% per annum, with the first 2 years of interest payable at maturity of the 2018 and 2019 Convertible Notes and the last three years of interest payable quarterly beginning February 28, 2023; and (iii) extend the maturity of such notes until November 30, 2025. Pursuant to this amendment, all notes no longer qualified for derivative accounting. As such, the value of the embedded conversion options of all notes of $5,494,363 was credited to additional paid in capital.

The consummation of the foregoing transaction is subject to (i) authorization and issuance of the Preferred Stock, which is subject to approval of the requisite number of common shares of the Company, in accordance with Nevada law and the Company’s organizational documents, and (ii) Note Holder’s obligation to remain in compliance with regulations governing its ownership of voting shares.

The Company and Note Holder had previously undertaken to consummate the foregoing transactions no later than June 30, 2021. On March 29, 2022, the Board of Directors approved an amendment to our Certificate of Incorporation which authorizes 29,432,320 shares of Company Preferred Stock. On March 30, 2022, more than a majority in interest of our common shares by written consent approved such amendment to our Certificate of Incorporation. The Company expects to consummate this transaction May 30, 2022.

We considered ASC Topic 470-50, Debt Modifications and Extinguishments in connection with the amendment of the interest rate and maturity date of the 2018 and 2019 Convertible Notes and determined that the modification would be considered a debt extinguishment. The unamortized discount of $1,092,295 at the date of amendment was recognized as a loss on debt extinguishment for the year ended November 30, 2020

On June 30, 2021, the Board of Directors of the Company, unanimously consented to amend its Articles of Incorporation to among other things authorize 29,432,320 shares of Preferred Stock, $0.001 par value. A majority of the Company’s stockholders have also approved the amendment to the Articles of Incorporation. The effectiveness of these Amendments are subject to the filing of an information statement with the US SEC and the State of Nevada.

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

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

NOTE 10. NON-CONTROLLING INTEREST INVESTMENT IN BRAIN ARMOR, INC.

On March 30, 2021, a non-US investor subscribed to the acquisition of 333,333 units of the Company’s Brain Armor Inc subsidiary. Each unit is comprised of one share of Brain Armor stock, $0.001 par value and a common stock purchase warrant evidencing the right to purchase one share of Common Stock, and was sold at a per unit price of USD $0.30 for an aggregate purchase price of USD $100,000 which was received by the Company on March 30, 2021. The vesting and exercise prices of the warrants are as follows:

•	1/3 of shares shall be exercisable 6 months after the subscription date at an exercise price of $0.45 per share
•	1/3 of shares shall be exercisable 12 months after the subscription date at an exercise price of $0.60 per share
•	1/3 of shares shall be exercisable 18 months after the subscription date at an exercise price of $0.75 per share

On May 5, 2021, a US investor subscribed to the acquisition of 3,333,333 units of the Company’s Brain Armor Inc subsidiary. Each unit is comprised of one share of Brain Armor stock, $0.001 par value and a common stock purchase warrant evidencing the right to purchase one share of Common Stock, and was sold at a per unit price of USD $0.30 for an aggregate purchase price of USD $1,000,000 of which $100,000 was received by the Company on May 13, 2021 and $100,000 on May 27, 2021. This subscription agreement has since been terminated. The vesting and exercise prices of the warrants are as follows:

•	1/3 of shares shall be exercisable 6 months after the subscription date at an exercise price of $0.45 per share
•	1/3 of shares shall be exercisable 12 months after the subscription date at an exercise price of $0.60 per share
•	1/3 of shares shall be exercisable 18 months after the subscription date at an exercise price of $0.75 per share

As a result of these transactions, the Company’s ownership was reduced to 70.5%.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

November 30, 2021 and 2020

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

3. Costs and attorneys’ fees in the sum of $71,026

The Company has fully accrued the $738,946 liability as of November 30, 2021.

On November 17, 2021, The Company entered Into a Stipulation of Settlement (“Settlement Agreement”) of the litigation captioned Everlast World’s Boxing Headquarters Corp. (“Everlast”) , Plaintiff vs. Trident Brands, Inc. and Manchester Capital Inc., Defendants, Case No. 21 Tj 90.  Under the terms of the Settlement Agreement, the Company agreed to pay Everlast on or before February 15, 2022, the sum of $650,000 in full satisfaction of the Everlast’s judgment against the Company in the amount of $738,946. Under the Settlement Agreement, except for the first $250,000 of capital raised, the Company is required to pay Everlast 20% of the gross amount of any capital raising transaction, until the full $650,000 is paid, provided however that the full $650,000 was required to have been paid no later than February 15, 2022.

The Company failed to pay Everlast the full $650,000 by February 15, 2022, as a result of which the Company is obligated to pay Everlast the judgment amount of $738,945, plus applicable interest (a total of $750,713 as of August 21, 2021) and attorney’s fees, less any payments made.

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

PIT Mycell

On June 3, 2019, the Company filed a lawsuit against PIT Mycell, LLC, William E. Peterson III, New Age Ventures, LLC, Volker Berl, and Mycell Technologies, LLC (“Mycell”) in the Superior Court in Bergen County, New Jersey, Civil Action No. BER-L-004198-19, in which the Company seeks to require the defendants to perform under and allow the enforcement of certain notes made by Mycell and acquired by the Company in September 2017. The notes are past their stated maturity date of December 31, 2016. The Company also alleges that the parties had entered into a written Settlement Agreement Letter of Intent dated March 14, 2019 (the “Settlement”), but that the defendants repudiated it shortly thereafter. The notes had been the subject of an earlier lawsuit in Virginia in state court in Fairfax County between the Company and PIT Mycell, LLC that the Settlement was intended to resolve. The Company seeks to enforce the notes and the Settlement in the New Jersey lawsuit and requests actual damages in an amount to be proven at trial, attorneys’ fees and litigation costs, specific performance requiring certain defendants to enforce obligations under the notes against Mycell, specific performance requiring the defendants to execute a final Settlement Agreement consistent with the Settlement, an order permitting foreclosure on the collateral for the notes, and declaratory relief. On January 24, 2020, the New Jesey court denied Defendant’s Motions to dismiss the case. The parties have engaged in written discovery and exchanged productions of documents. Mycell filed for bankruptcy on November 25, 2020. The bankruptcy is completed and the Company no longer has a claim on the new company that has since emerged from bankruptcy.

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

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

NOTE 12. INCOME TAXES

Deferred tax assets consist of:

	As of November 30, 2021	As of November 30, 2020
Deferred tax assets:
Net operating tax carryforwards	$32,381,319	$29,295,465
Tax Rate	21%	21%
Gross deferred tax assets	6,800,077	6,152,048
Valuation allowance	(6,800,077)	(6,152,048)
Net deferred tax assets	$-0-	$-0-

As of November 30, 2021, the Company has a net operating loss carryforward of approximately $32 million. Net operating loss carryforwards may now be carried forward indefinitely until the loss is fully recovered, but are limited to 80% of taxable income in any one tax period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance. Tax years 2016 to 2020 are open to examination by federal and state taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 was reduced to 21%.

NOTE 13. SUBSEQUENT EVENTS

The Company failed to pay Everlast the full $650,000 by February 15, 2022, as per the November 17, 2021 Stipulation of Settlement with Everlast. The Company is now obligated to pay Everlast the judgment amount of $738,945, plus applicable interest (a total of $750,713 as of August 21, 2021) and attorney’s fees, less any payments made. Additionally, the litigation shall now proceed.

The Board has authorized the following executive compensation to its executives:

-	Upon the closing of an initial financing (greater than $2,000,000) then the CEO shall be issued 1.5% of the fully diluted common stock and the Chairman shall receive 1.0% of the fully diluted common stock;

-	Upon the uplisting of the Company to the New York Stock Exchange (NYSE) or the Nasdaq (whether by merger or operations), then the CEO shall be issued 1.5% of the fully diluted common stock and the Chairman shall receive 1.0% of the fully diluted common stock;

-	Upon the closing of an acquisition, then the CEO shall be issued a bonus equal 3% of the total enterprise value of the deal and the Chairman shall receive 2% of the total enterprise value of the deal, which may at the option of the Company be paid in cash, or stock. If the bonus is paid in stock, then the stock shall be issued at a 20% discount to the market;

WHEREAS, the Board desires to establish the following compensation and bonus plan for its CEO and to reserve some bonus stock in anticipation of hiring a COO and CFO:

Total Revenue* (in millions)	Adjusted EBITDA*	Exercise Price**	Percent of Shares CEO ***	Percent of Shares COO***	Percent of Shares CFO***
$1.00	N/A	$0.05	1.00%	0.25%	0.25%
$2.00	N/A	$0.125	1.00%	0.25%	0.25%
$4.00	N/A	$0.25	1.00%	0.25%	0.25%
$8.00	$80,000	$0.50	1.00%	0.25%	0.25%
$12.00	$150,000	$0.75	1.00%	0.25%	0.25%
$18.00	$225,000	$1.00	1.00%	0.25%	0.25%
$30.00	$450,000	$1.50	1.00%	0.25%	0.25%
$45.00	$675,000	$2.50	1.00%	0.25%	0.25%
$75.00	$1,312,500	$5.00	1.00%	0.25%	0.25%

                * Total Revenue shall be 75% of the share calculation and Adjusted EBITDA shall be 25% of the share calculation

** Exercise Price shall be the lower of the Exercise Price set forth above or a 20% discount to the 5-day VWAP

** Exercise Price shall not be adjusted accordingly for any stock splits, as these Exercise Prices are after giving effect to the split.

*** Percent of Shares shall be based on the number of fully diluted common shares

On March 3, 2022, the Board also authorized 4,000,000 shares to its employees. The shares will be vested immediately and issued all at once.

On April 4, 2022, the Company announced that it filed an amendment to its certificate of incorporation to authorize 29,320,432 shares of Preferred Stock which it will use to satisfy approximately $17.7 Million of principal and accrued interest due under certain convertible notes, representing a conversion rate of $0.60 per share. The amendment authorizing the Preferred Shares was approved by a majority of the Company’s shareholders and was filed with the State of Nevada on March 31, 2022. The amendment is expected to be effective May 31, 2022.

