Form 10-Q
period 2022-02-28
Trident Brands Inc
filed 2022-07-27
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

Commission file number 000-53707

TRIDENT BRANDS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

433 Plaza Real, Suite 275

Boca Raton, FL 33432

(Address of principal executive offices, including zip code.)

(561) 962-4122

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

The number of the registrant’s common shares outstanding as of July 27, 2022 was 33,311,887.

TRIDENT BRANDS INCORORATED

FORM 10-Q

For the quarterly period ended February 28, 2022

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

The Company’s administrative office is located at 433 Plaza Real, Suite 275, Boca Raton, FL 33432 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 33,311,887 common shares were issued and outstanding as of February 28, 2022 and 33,311,887 as of July 27, 2022.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended February 28, 2022 immediately follow.

TRIDENT BRANDS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	February 28,	November 30,
	2022	2021

ASSETS

Current Assets
Cash and Cash Equivalents	$15,319	$7,653
Accounts Receivable, net of allowance of $160,210 and $160,210, respectively	1,073	12,358
Inventory, net of reserves of $401,606 and $401,606, respectively	881,924	881,924
Prepaid and other current assets	420	158,146

Total Current Assets	898,735	1,060,081

TOTAL ASSETS	$898,735	$1,060,081

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$544,116	$524,207
Accrued Liabilities	9,977,562	9,405,833

Total Current Liabilities	10,521,678	9,930,040

Convertible Debt, net of discount of $0 and $0, respectively	22,300,000	22,300,000

Total Liabilities	32,821,678	32,230,040

Stockholders' Deficit

Common stock, $0.001 par value, 300,000,000 shares authorized; 33,311,887 shares issued and outstanding as of February 28, 2022 and November 30, 2021	33,312	33,312
Additional paid-in capital	11,492,630	11,492,630
Non-Controlling Interest in Subsidiary	(553,878)	(490,852)
Accumulated Deficit	(42,895,007)	(42,205,049)

Total Stockholders' Deficit	(31,922,943)	(31,169,959)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$898,735	$1,060,081

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2022	2021

Revenues, net	$-	$144,048

Cost of Sales	-	78,788

Gross Profit	-	65,260

General & Administrative Expenses	(417,309)	(404,284)

Loss from Operations	(417,309)	(339,025)

Other Income (Expenses)
Interest Expense, net	(335,675)	(200,333)

Total Other Income (Expenses)	(335,675)	(200,333)

Net Loss	$(752,984)	$(539,358)

Net loss attributable to Trident	(689,958)	(535,499)
Net loss attributable to Non-Controlling Interests	(63,026)	(3,859)
Loss per share - Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - Basic and diluted	33,311,887	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Changes in Stockholders' Deficit

For the quarter ended February 28, 2022 and February 28, 2021

(Unaudited)

		Common	Additional		Non-
	Common	Stock	Paid-in	Accumulated	Controlling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2020	32,311,887	$32,312	$11,458,630	$(39,522,278)	$(387,147)	$(28,418,483)

Net loss, February 28, 2021	-	-	-	(535,498)	(3,859)	(539,357)

Balance, February 28, 2021	32,311,887	$32,312	$11,458,630	$(40,057,776)	$(391,006)	$(28,957,840)

Balance, November 30, 2021	33,311,887	$33,312	$11,492,630	$(42,205,049)	$(490,852)	$(31,169,959)

Net loss, February 28, 2022	-	-	-	(689,958)	(63,026)	(752,984)

Balance, February 28, 2022	33,311,887	$33,312	$11,492,630	$(42,895,007)	$(553,878)	$(31,922,943)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(752,984)	$(539,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	-	2,340

Changes in operating assets and liabilities:
Accounts Receivable	11,285	(16,950)
Prepaid expenses	157,727	41,988
Inventory	-	84,158
Accounts payable and accrued liabilities	591,638	388,746

Cash provided by (used in) operating activities	7,666	(39,075)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,666	(39,075)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,653	88,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,319	$48,932

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

February 28, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated (“we”, “our”, “the Company”) was incorporated under the laws of the State of Nevada on November 5, 2007.

The Company is focused on the development of high growth branded and private label consumer products and ingredients within the nutritional supplement, life sciences and food and beverage categories. The Company is in its early growth stage and has transitioned out of its shell status with the Super-8-K filing at the end of August, 2014. Activities to date have focused on capital formation, organizational development and execution of its branded and private label consumer products and ingredients business plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the Form 10-K have been omitted.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2022 and beyond, but expect developments related to COVID-19 to materially affect the Company’s financial performance in 2022.

Customer Concentration

There were no sales for the three month period ended February 28, 2022 due to lack of supply compared to two customers who accounted for 20.5% and 14.8% of total revenue for the three month period ended February 28, 2021. Two customers accounted for 100% of total accounts receivable as of February 28, 2022 compared to four customers for 25.9%, 14.0%, 12.6% and 12.5% as of February 28, 2021.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of February 28, 2022 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

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

As of February 28, 2022, the Company had $15,319 in cash and a working capital deficit of $9,622,943. The Company also has generated losses and has an accumulated deficit as of February 28, 2022. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

The following table represents stock option activity for the three month period ended February 28, 2022:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2021	1,532,500	$0.40	1.02
Exercisable - November 30, 2021	1,532,500	$0.40	1.02	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	-0-
Outstanding - February 28, 2022	1,532,500	$0.40	0.77
Exercisable - February 28, 2022	1,532,500	$0.40	0.77	$-0-

As of February 28, 2022, the Company has no outstanding warrants. All the outstanding warrants have expired.

NOTE 5. RELATED PARTY TRANSACTIONS

On October 15, 2021, a Promissory Note was issued to Anthony Pallante, Chairman and a significant stockholder of the Company. The Note is unsecured and was issued in consideration  for payments made by Mr. Pallante on behalf of the Company to creditors in satisfaction of Company obligations. Mr. Pallante loaned the Company $20,101. The Note bears Interest at a rate of 8% per annum. All unpaid principal and accrued interest shall be due and payable upon demand by the Holder at any time subsequent to six (6) months from the date the notes were issued. As of February 28, 2022, Mr. Pallante made additional payments of $32,083 for a total of $52,184.

NOTE 6. CONVERTIBLE DEBT

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

On November 30, 2020, the Company entered into a fourth amendment of the 2016 Convertible Notes and the 2018 and 2019 Convertible Notes wherein the Company will issue to Fengate 29,432,320 shares of Company Preferred Stock (representing $17,659,392 of principal and interest converted into Preferred Stock at the rate of $0.60 per share), in full and complete satisfaction of (i) all amounts owing under the 2016 Convertible Notes through November 30, 2021 (including accrued interest thereon) and (ii) all accrued interest on the 2018 and 2019 Convertible Notes through November 30, 2021. The conversion was originally expected to occur by the end of June, 2021. The 2018 and 2019 Convertible Notes were further amended to (i) eliminate the conversion feature of such notes, (ii) provide for a simple interest rate of 8% per annum, with the first 2 years of interest payable at maturity of the 2018 and 2019 Convertible Notes and the last three years of interest payable quarterly beginning February 28, 2023; and (iii) extend the maturity of such notes until November 30, 2025. Pursuant to this amendment, all notes no longer qualified for derivative accounting. As such, the value of the embedded conversion options of all notes of $5,494,363 was credited to additional paid in capital.

The consummation of the foregoing transaction is subject to (i) authorization and issuance of the Preferred Stock, which is subject to approval of the requisite number of common shares of the Company, in accordance with Nevada law and the Company’s organizational documents, and (ii) Note Holder’s obligation to remain in compliance with regulations governing its ownership of voting shares.

The Company and Note Holder had previously undertaken to consummate the foregoing transactions no later than June 30, 2021. On March 29, 2022, the Board of Directors approved an amendment to our Certificate of Incorporation which authorizes 29,432,320 shares of Company Preferred Stock. On March 30, 2022, more than a majority in interest of our common shares by written consent approved such amendment to our Certificate of Incorporation. The effectiveness of this shareholder approval is pending the filing of an information statement with the SEC and mailing to our shareholders. The Company expects to consummate this transaction prior to September 30, 2022.

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

The agreement was terminated on December 31, 2017. On January 17, 2019, Everlast World’s Boxing Headquarters Corp. (“Everlast”) filed a counter claim against the Company and other defendants. In that lawsuit, Everlast seeks payment from the defendants under a License Agreement dated June 4, 2013, for $425,555 in unpaid royalties allegedly due and owing under the License Agreement and interest on the allegedly unpaid royalties of $96,265, which interest allegedly continues to accrue. Everlast has also sought all costs, expenses, and legal fees incurred by Everlast in collecting monies that it claims are due under the License Agreement. On February 26, 2020, the court in the Everlast matter issued an Opinion and Order granting a motion to dismiss all of the Company’s claims against Everlast and granting a motion for judgment on the pleadings as to liability against the Company. The Court left open the question of damages to be awarded to Everlast. The Company had requested that the parties participate in settlement discussions before a magistrate judge or, in the alternative, that Everlast engage in limited discovery on these matters. No settlement was reached. On October 15, 2020, the Court in the Everlast case ordered, adjudged and decreed that Plaintiff Everlast have judgment and recover a total of $738,946 from the Company as follows:

1.	$425,000 representing royalty payments due to Everlast;

2.	Interest on royalty payments computed through October 15, 2020, in the sum of $242,920;

3.	Costs and attorneys’ fees in the sum of $71,026

On November 17, 2021, The Company entered Into a Stipulation (“Stipulation”) of the litigation captioned Everlast World’s Boxing Headquarters Corp. (“Everlast”). Plaintiff vs. Trident Brands, Inc. and Manchester Capital Inc., Defendants, Waukesha County Court Case No. 21 TJ 90. Under the terms of the Stipulation, the Company agreed to pay Everlast on or before February 15, 2022, the sum of $650,000 in full satisfaction of the Everlast’s judgment against the Company in the amount of $738,946. Under the Stipulation, except for the first $250,000 of capital raised, the Company is required to pay Everlast 20% of the gross amount of any capital raising transaction, until the full $650,000 is paid, provided however that the full $650,000 was required to have been paid no later than February 15, 2022.

The Company failed to pay Everlast the full $650,000 by February 15, 2022, as a result of which the Company is obligated to pay Everlast the judgment amount of $738,945, plus applicable interest (a total of $750,713 as of August 21, 2021) and attorney’s fees, less any payments made. The estimated liability as of February 28, 2022 due to accrued interest is $879,073 which the Company has fully accrued. The Company is currently in litigation with Everlast regarding Everlast’s methods to collect the judgement.

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

NOTE 9. SUBSEQUENT EVENTS

On March 3, 2022, the Board authorized the following executive compensation plan:

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

The Company’s Board of Directors also established the following compensation and bonus plan for its CEO and reserved some bonus stock in anticipation of hiring a COO and CFO:

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

* Until the Company achieves the $8 million revenue target, the executive will earn 100% of eligible shares upon attainment of the relevant revenue target.  Commencing with achievement of the $8 million revenue target, the executive will earn 75% of the eligible shares upon attainment of the revenue target and will earn 25% of the eligible shares upon attainment of the Adjusted EBITDA target.

** Exercise Price shall be the lower of the Exercise Price set forth above or a 20% discount to the 5-day VWAP

** Exercise Price shall not be adjusted accordingly for any stock splits, as these Exercise Prices are after giving effect to the split.

*** Percent of Shares shall be based on the number of fully diluted common shares

On March 3, 2022, the Board also authorized the award of 4,000,000 shares to the Company’s employees. The shares will be vested immediately and issued all at once.

On April 4, 2022, the Company announced that it filed an amendment to its certificate of incorporation to: (1) authorize 29,320,432 shares of Preferred Stock which it will use to satisfy approximately $17.7 Million of principal and accrued interest due under certain convertible notes, representing a conversion rate of $0.60 per share, and (2) change the name of the corporation to SOLNI Group. The amendment authorizing the Preferred Shares was approved by a majority of the Company’s shareholders and was filed with the State of Nevada on March 31, 2022. The amendments are expected to be effective by September 30, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended February 28, 2022 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2021 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available through July 27, 2022.

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

Business Developments

Note Amendments

Management Changes

Legal Proceedings

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended February 28, 2022 and February 28, 2021.

Our operating results for three month periods ended February 28, 2022 and February 28, 2021 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 28,	February 28,
	2022	2021

Revenues	$-0-	$144,048
Gross Profit	$-0-	$65,260
Operating Expenses	$417,309	$404,284
Other Expenses	$335,675	$200,333
Net Loss	$(752,984)	$(539,358)

Add back:
Interest Expense	$335,675	$200,333
Depreciation	$-0-	$-0-
Amortization	$-0-	$-0-

EBITDA	$(417,309)	$(339,025)

Revenues and Gross Profits

Sales in the first quarter of 2022 decreased to $0 versus $144,048 in the prior period. The decrease was due in part to the lack of inventory (out of stock of certain SKU’s) which also prevented us from fulfilling various purchase orders. Gross profit decreased to $0 (0% of revenues) versus $65,260 (45.3% of revenues).

Operating Expenses

Our operating expenses for the three month period ended February 28, 2022 and February 28, 2021 are summarized below:

	Three Months Ended February 28, 2022	Three Months Ended February 28, 2021

Professional Fees	$46,376	$13,649
General & Administrative Expenses	$350,835	$362,446
Marketing, Selling & Warehousing Expenses	$18,125	$27,030
Rent	$1,973	$1,159

Operating expenses for the three month period ended February 28, 2022 were $417,309 as compared to $404,284 for the comparative period in 2021, an increase of 3.20%. The increase in our operating expenses was primarily due to an increase in accounting fees.

Other Expenses

Other expenses for the three month period ended February 28, 2022 in the amount of $335,675 consisted of interest expense. This compared to $200,333 in the comparable period in 2021. The increase of $135,342 was primarily due to an additional accrual of $140,128 for the Everlast liability.

Non-GAAP Financial Measure

The following non-GAAP financial measures are presented in this quarterly report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present EBITDA and Adjusted EBITDA because they are key measures used by our management to understand and evaluate our performance.

EBITDA

We define EBITDA as net income (loss), adjusted to exclude: Interest income and expense, depreciation and amortization expense including impairment loss. Reported net loss for the three month period February 28, 2022 was $752,984 compared to $539,358 in the comparable period in 2021. After deducting interest, depreciation and amortization, EBITDA for the three month period ended February 28, 2022 was ($417,309) compared to ($339,025) in 2021.

Balance Sheet Data

The following table provides selected balance sheets data as at February 28, 2022 and February 28, 2021.

Balance Sheet Data:	February 28, 2022	February 28, 2021

Cash and cash equivalents	$15,319	$48,932
Total assets	$898,735	$1,775,926
Total liabilities	$32,821,678	$30,733,766
Stockholders' (deficit)	$(31,922,943)	$(28,957,840)

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

While we have yet to achieve profitability, we are endeavoring to make progress against our long term commercial objectives. Subject to receipt of sufficient capital, which we currently do not have, we anticipate that revenue and margin will increase as we strengthen distribution partnerships while capitalizing on product innovation, supply-chain optimization and brand equity within our current portfolio.

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

As of February 28, 2022, the Company had $15,319 in cash and a working capital deficit of $9,622,943. The Company also has generated losses and has an accumulated deficit as of February 28, 2022. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, the Company may not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Capital

The current funds available to the company are not sufficient to fund its near term operations. The Company has an urgent need for additional capital, without which, the Company is unlikely to continue as a going concern. Unless management is able to obtain additional financing, the Company will not be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of February 28, 2022, the Company had $15,319 in cash and a working capital deficit of $9,622,943, compared to a deficit of approximately $8.9 million as of November 30, 2021 The approximate $0.7 million increase in working capital deficit was due primarily to an increase in accrued liabilities of $0.5 million and a decrease in prepaids of $0.2 million.

As disclosed under Item 3. Legal Proceedings, a judgment was entered against us in the Everlast matter in the amount of approximately $740,000, which has grown to more than $800,000 as of February 2022. In addition, the plaintiff in the Oracle matter has requested a default judgment against us. Accordingly, the Company is currently obligated to pay Everlast approximately $750,000 not including interest accrued since August 2021 and could be liable to pay Oracle at least $217,000 if the court enters a default judgment, in which case, the Company would be liable for in excess of $1 million in judgments, in the aggregate. If the Company is compelled to pay these liabilities, there would be a material adverse effect on the financial condition of the Company.

Because we have only minimal cash on hand, we are unable to implement our current business plan. Accordingly, we have an immediate need for additional capital to fund our operating activities. We currently have no revenues have had difficulty raising additional capital, so there is no assurance we will be able to grow our business or raise sufficient additional capital on acceptable terms or at all.

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

Contractual Obligations

Except for the transactions disclosed in the Report, there have been no material changes outside the normal course of business in our contractual obligations since November 30, 2021.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

3.1	Articles of Incorporation as amended (incorporated by reference to our Annual Report on form 10-K for the year ended November 30, 2021 filed with the SEC on April 14, 2022)*

3.2	Bylaws*

31.1	Sec. 302 Certification of Chief Executive Officer

31.2	Sec. 302 Certification of Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Trident Brands Incorporated

July 27, 2022	By:	/s/ Michael Friedman
Michael Friedman
(Chief Executive Officer & President)

	By:	/s/ Peter Salvo
Peter Salvo
(Principal Financial Officer)

