Form 10-Q
period 2022-05-31
Trident Brands Inc
filed 2022-07-27
CIK 1421907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2022

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

The number of the registrant’s common shares outstanding as of July 27, 2022 was 37,311,887.

TRIDENT BRANDS INCORORATED

FORM 10-Q

For the quarterly period ended May 31, 2022

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

The Company’s administrative office is located at 433 Plaza Real, Suite 275, Boca Raton, FL 33432 and its fiscal year end is November 30th.

The Company has authorized capital of 300,000,000 common shares with a par value of $0.001 per share. 33,311,887 common shares were issued and outstanding as of May 31, 2022 and 33,311,887 as of July 27, 2022.

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended May 31, 2022 immediately follow.

TRIDENT BRANDS INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	May 31,	November 30,
	2022	2021
	(unaudited)

ASSETS

Current Assets
Cash	$12,389	$7,653
Accounts Receivable, net of allowance for doubtful accounts of $11,286 and $160,210, respectively	1,073	12,358
Inventory, net of reserves of $401,606 and $401,606, respectively	735,476	881,924
Prepaid and other current assets	419	158,146

Total Current Assets	749,357	1,060,081

TOTAL ASSETS	$749,357	$1,060,081

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$549,941	$524,207
Accrued Liabilities	10,485,801	9,405,833

Total Current Liabilities	11,035,742	9,930,040

Convertible Debt, net of discount of $0 and $0, respectively	22,300,000	22,300,000

Total Liabilities	33,335,742	32,230,040

Stockholders' Deficit

Common stock, $0.001 par value, 300,000,000 shares authorized; 37,311,887 and 33,311,887 shares issued and outstanding as of May 31, 2022 and November 30, 2021 respectively	37,312	32,312
Additional paid-in capital	11,608,630	11,492,630
Non-Controlling Interest in Subsidiary	(633,495)	(490,852)
Accumulated Deficit	(43,598,832)	(42,205,049)

Total Stockholders' Deficit	(32,586,385)	(31,169,959)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$749,357	$1,060,081

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED
Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021

Revenues, net	$125,280	$46,243	$125,280	$190,291

Cost of Sales	146,448	24,580	146,448	103,368

Gross Profit	(21,168)	21,663	(21,168)	86,923

General & Administrative Expenses	(528,103)	(537,978)	(945,412)	(942,262)

Loss from Operations	(549,271)	(516,315)	(966,580)	(855,339)

Other Income (Expenses)
Interest Expense, net	(234,171)	(200,008)	(569,846)	(400,341)

Total Other Income (Expenses)	(234,171)	(200,008)	(569,846)	(400,341)

Net Loss	$(783,442)	$(716,323)	$(1,536,426)	$(1,255,680)

Net loss attributable to Trident	(703,825)	(646,092)	(1,393,783)	(1,181,590)
Net loss attributable to Non-Controlling Interests	(79,617)	(70,231)	(142,643)	(74,090)

Loss per share - Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding - Basic and diluted	37,181,452	32,311,887	35,267,931	32,311,887

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended May 31, 2022 and May 31, 2021

(Unaudited)

		Common	Additional		Non-
	Common	Stock	Paid-in	Accumulated	Controlling
	Stock	Amount	Capital	Deficit	Interest	Total

Balance, November 30, 2020	32,311,887	$32,312	$11,458,630	$(39,522,278)	$(387,147)	$(28,418,483)

Net loss, February 28, 2021	-	-	-	(535,498)	(3,859)	(539,357)

Balance, February 28, 2021	32,311,887	$32,312	$11,458,630	$(40,057,776)	$(391,006)	$(28,957,840)
NCI Investment in Brain Armor					300,000	300,000
Net loss, May 31, 2021	-	-	-	(646,091)	(70,231)	(716,323)

Balance, May 31, 2021	32,311,887	$32,312	$11,458,630	$(40,703,867)	$(161,237)	$(29,374,162)

Balance, November 30, 2021	33,311,887	$33,312	$11,492,630	$(42,205,049)	$(490,852)	$(31,169,959)

Net loss, February 28, 2022	-	-	-	(689,958)	(63,026)	(752,984)

Balance, February 28, 2022	33,311,887	$33,312	$11,492,630	$(42,895,007)	$(553,878)	$(31,922,943)

Issuance of Common Shares for services	4,000,000	$4,000	$116,000			$120,000

Net loss, May 31, 2022	-	-	-	(703,825)	(79,617)	(783,441)

Balance, May 31, 2022	37,311,887	$37,312	$11,608,630	$(43,598,832)	$(633,495)	$(32,586,385)

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	May 31,	May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,536,426)	$(1,255,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of Common Shares for services	120,000	-
Provision for bad debts	-	2,340
Changes in operating assets and liabilities:
Accounts receivable	11,285	(10,061)
Prepaid expenses	157,727	86,272
Inventory	146,448	111,980
Accounts payable and accrued liabilities	1,105,702	808,503

Cash provided by (used in) operating activities	4,736	(256,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from NCI Investment in Brain Armor	-	300,000

Cash provided by financing activities	-	300,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,736	43,354

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,653	88,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,389	$131,361

Supplemental disclosure of cash flow information:

Cash paid for:
Income taxes	-	-
Interest	-	-

See Notes to Unaudited Consolidated Financial Statements

TRIDENT BRANDS INCORPORATED

Notes to Consolidated Financial Statements

May 31, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Trident Brands Incorporated “we”, “our”, “the Company”) was incorporated under the laws of the State of Nevada on November 5, 2007.

The Company is focused on the development of high growth branded and private label consumer products and ingredients within the nutritional supplement, life sciences and food and beverage categories. The Company is in its early growth stage and has transitioned out of its shell status with the Super 8-K filing at the end of August, 2014. Activities to date have focused on capital formation, organizational development and execution of its branded and private label consumer products and ingredients business plan.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during the remainder of 2022 and beyond, but expect developments related to COVID-19 to continue to materially affect the Company’s financial performance during 2022.

Customer Concentration

One customer accounted for 100.0% of total revenue for the six month period ended May 31, 2022 compared to two customers who accounted for 19.9% and 11.5% of total revenue for the six month period ended May 31, 2021. Two customers accounted for 66.5% and 33.5% of total accounts receivable as of May 31, 2022 compared to two customers for 39.4% and 29.2% as of May 31, 2021.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of May 31, 2022 the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

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

As of May 31, 2022, the Company had $12,389 in cash and a working capital deficit of $10,286,385. The Company also has generated losses and has an accumulated deficit as of May 31, 2022. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

The following table represents stock option activity for the six month period ended May 31, 2022:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding - November 30, 2021	1,532,500	$0.40	1.02
Exercisable - November 30, 2021	1,532,500	$0.40	1.02	$-0-
Granted	-0-
Exercised or Vested	-0-
Forfeited or Expired	300,000
Outstanding - May 31, 2022	1,232,500	$0.40	.52
Exercisable - May 31, 2022	1,232,500	$0.40	.52	$-0-

As of May 31, 2022, the Company has no outstanding warrants. All the outstanding warrants have expired.

NOTE 5. RELATED PARTY TRANSACTIONS

On October 15, 2021, a Promissory Note was issued to Anthony Pallante, Chairman and a significant stockholder of the Company. The Note is unsecured and was issued in consideration for payments made by Mr. Pallante on behalf of the Company to creditors in satisfaction of Company obligations. Mr. Pallante loaned the Company $20,101. The Note bears Interest at a rate of 8% per annum. All unpaid principal and accrued interest shall be due and payable upon demand by the Holder at any time subsequent to six (6) months from the date the notes were issued. As of May 31, 2022, Mr. Pallante made additional payments of $37,036 for a total of $57,137.

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

On November 30, 2018 the Company and Fengate entered into a Securities Purchase Amendment Agreement ("SPS") pursuant to which the Company has agreed to issue to Fengate additional convertible promissory notes (collectively, the “2018 and 2019 Convertible Notes”) of up to $10,000,000, subject to certain terms and conditions. Each portion of the principal amount advanced pursuant to the SPA boar interest at the rate of twelve percent (12%) per annum and will be payable monthly in arrears to Fengate. Outstanding principal and interest will continue to be secured by the general security agreement dated September 26, 2016, which forms a part of the Agreement. The holder of the note may also elect from time to time to convert all or a portion of the outstanding principal and interest into common shares of the Company at a 25% discount to the average closing price of the common shares during the 10 trading days immediately prior to the applicable conversion date. The 2018 and 2019 Convertible Notes (aka “Amended SPA Notes”) were extended until December 1, 2021. The Maturity Date of the Amended SPA Notes was extended to November 30, 2025, as described below.

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

The Company and Note Holder had previously undertaken to consummate the foregoing transactions no later than June 30, 2021. On March 29, 2022, the Board of Directors approved an amendment to our Certificate of Incorporation which authorizes 29,432,320 shares of Company Preferred Stock. On March 30, 2022, more than a majority in interest of our common shares by written consent approved such amendment to our Certificate of Incorporation. The effectiveness of this shareholder approval is pending the filing of an information statement with the SEC and mailing to our shareholders. The Company expects to consummate this transaction prior to September 30, 2022

We considered ASC Topic 470-50, Debt Modifications and Extinguishments in connection with the amendment of the interest rate and maturity date of the 2018 and 2019 Convertible Notes and determined that the modification would be considered a debt extinguishment. The unamortized discount of $1,092,295 at the date of amendment was recognized as a loss on debt extinguishment for the year ended November 30, 2020

NOTE 7. NON-CONTROLLING INTEREST INVESTMENT IN BRAIN ARMOR, INC.

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

The Company failed to pay Everlast the full $650,000 by February 15, 2022, as a result of which the Company is obligated to pay Everlast the judgment amount of $738,945, plus applicable interest (a total of $750,713 as of August 21, 2021) and attorney’s fees, less any payments made. The estimated liability as of May 31, 2022 due to accrued interest is $908,799 which the Company has fully accrued. The Company is currently in litigation with Everlast regarding Everlast's methods to collect the judgements.

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

The Company's Board of Directors also established the following compensation and bonus plan for its CEO and reserved some bonus stock in anticipation of hiring a COO and CFO:

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

*** Percent of Shares shall be based on the number of fully diluted common shares

On March 3, 2022, the Board also authorized the award of 4,000,000 shares to the Company's employees. The shares will be vested immediately and issued all at once.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended May 31, 2022 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2021 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available through July 27, 2022.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended May 31, 2022 and May 31, 2021.

Our operating results for three month periods ended May 31, 2022 and May 31, 2021 are summarized as follows:

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2022	2021

Revenues	$125,280	$46,243
Gross Profit	$(21,168)	$21,663
Operating Expenses	$528,103	$537,978
Other Expenses	$234,170	$200,008
Net Loss	$(783,441)	$(716,323)

Add back:
Interest Expense	$234,170	$200,008
Depreciation	$-0-	$-0-
Amortization	$-0-	$-0-

EBITDA	$(549,271)	$(516,315)

Revenues and Gross Profits

Sales for the three month period ended May 31, 2022 increased to $125,280 versus $46,243 in the prior period. The increase was the result of a special sale of raw material. Gross profit decreased to $(21,168) versus $21,663 or 46.8% of revenues. Other than this special sales of raw material, we currently have no revenue. If we are able to secure sufficient additional funding and needed inventory, we expect that our revenues will gradually recover. In addition, we intend to continue to look for distribution and supply chain partners to lower our costs.

Operating Expenses

Our operating expenses for the three month period ended May 31, 2022 and May 31, 2021 are summarized below:

	Three Months Ended May 31,	Three Months Ended May 31,
	2022	2021
Professional Fees	$46,341	$80,478
General & Administrative Expenses	$454,073	$422,304
Marketing, Selling & Warehousing Expenses	$8,477	$34,451
Director’s Fees	$18,000	$-0-
Rent	$1,212	$745

Operating expenses for the three month period ended May 31, 2022 were $528,103 as compared to $537,978 for the comparable period in 2021, a decrease of 1.8%. The decrease in our operating expenses was primarily due to a decrease in general & administrative expenses as a result of cost reductions and decreased marketing and selling expenses related to the decrease in sales. General & administrative expenses included a compensation expense of $120,000 for the authorized award of 4,000,000 shares to the Company's employees. Subject to raising additional capital, we expect our operating expenses to increase as we ramp up our selling activities.

Other Expenses

Other expenses for the three month period ended May 31, 2022 were $234,170 as compared to $200,008 for the comparable period in 2021, an increase of 1.2%. The increase of $34,162 was primarily due to an additional accrual of $29,726 for the Everlast liability. We expect interest expenses to remain constant.

Six Month Periods Ended May 31, 2022 and May 31, 2021

Our operating results for six month periods ended May 31, 2022 and May 31, 2021 are summarized as follows:

	Six Months Ended May 31, 2022	Six Months Ended May 31, 2021

Revenues	$125,280	$190,291
Gross Profit	$(21,168)	$86,923
Operating Expenses	$945,412	$942,262
Other Expenses	$569,846	$400,341
Net Loss	$(1,536,426)	$(1,255,680)

Add back:
Interest Expense	$569,846	$400,341
Depreciation	$-0-	$-0-
Amortization	$-0-	$-0-

EBITDA	$(966,580)	$(855,339)

Revenues and Gross Profits

Sales for the six month period ended May 31, 2022 decreased to $125,280 versus $190,291 in the prior period. The decrease was due in part to the lack of inventory (out of stock of certain SKU’s), which also prevented us from fulfilling various purchase orders. Our lack of inventory is a result of not having sufficient capital to purchase inventory. Subject to receipt of additional funding, we expect this lack of supply to resolve over the next three months, at which time we expect our sales will begin to recover. Gross profit decreased to $(21,168) or (-16.9% of revenues) versus $86,923 (45.7% of revenues). We currently have no revenue. If we are able to secure sufficient additional funding and needed inventory, we expect that our revenues will gradually recover. In addition, we intend to continue to look for distribution and supply chain partners to lower our costs.

Operating Expenses

Our operating expenses for the six month period ended May 31, 2022 and May 31, 2021 are summarized below:

	Six Months Ended May 31, 2022	Six Months Ended May 31, 2021
Professional Fees	$92,717	$94,127
General & Administrative Expenses	$805,232	$869,750
Marketing, Selling & Warehousing Expenses	$26,277	$61,481
Director’s Fees	$18,000	$-0-
Rent	$3,186	$1,904

Operating expenses for the six month period ended May 31, 2022 were $945,412 as compared to $942,262 for the comparable period in 2021, an increase of .3%. The increase in our operating expenses was primarily due to a compensation expense of $120,000 for the authorized award of 4,000,000 shares to the Company's employees and director's fees of $18,000 which offset a decrease in general & administrative expenses as a result of cost reductions and decreased marketing and selling expenses related to the decrease in sales. Subject to raising additional capital, we expect our operating expenses to increase as we ramp up our selling activities.

Other Expenses

Other expenses for the six month period ended May 31, 2022 were $569,846, compared to $400,341 in the comparable period in 2021. The increase of $169,505 was primarily due to an additional accrual of $169,854 for the Everlast liability. We expect interest expenses to remain constant.

Balance Sheet Data

The following table provides selected balance sheets data as at May 31, 2022 and November 30, 2021.

Balance Sheet Data:	May 31, 2022	November 30, 2021

Cash	$12,389	$7,653
Total assets	$749,357	$1,060,081
Total liabilities	$33,335,742	$32,230,040
Stockholders’ (deficit)	$(32,586,385)	$(31,169,959)

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

As of May 31, 2022, the Company had $12,389 in cash and a working capital deficit of $10,286,385. The Company also has generated losses and has an accumulated deficit as of May 31, 2022. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of May 31, 2022, the Company had $12,389 in cash and a working capital deficit of $10,286,385, compared to a deficit of approximately $8.9 million as of November 30, 2021 The approximate $1.4 million increase in working capital deficit was due primarily to an increase in accrued liabilities of $1.1 million, a decrease in prepaids of $0.2 million and a decrease in inventory of $0.1 million.

As disclosed under Item 3. Legal Proceedings, a judgment was entered against us in the Everlast matter in the amount of approximately $740,000, which has grown to more than $900,000 as of May 2022. In addition, the plaintiff in the Oracle matter has requested a default judgment against us. Accordingly, the Company is currently obligated to pay Everlast approximately $750,000 not including interest accrued since August 2021 and could be liable to pay Oracle at least $217,000 if the court enters a default judgment, in which case, the Company would be liable for in excess of $1 million in judgments, in the aggregate. If the Company is compelled to pay these liabilities, there would be a material adverse effect on the financial condition of the Company.

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

Contractual Obligations

Except for the transactions disclosed in this Report, there have been no material changes outside the normal course of business in our contractual obligations since February 28, 2022.

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

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

3.1	Articles of Incorporation as amended (incorporated by reference to our Annual Report on form 10-K for the year ended November 30,2021 filed with the SEC on April 14, 2022*)

3.2	Bylaws*

31.1	Sec. 302 Certification of Chief Executive Officer

31.2	Sec. 302 Certification of Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________

* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-148710, at the Securities and Exchange Commission website at www.sec.gov.

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trident Brands Incorporated

Date: July 27, 2022	By:	/s/ Michael Friedman
Michael Friedman
(Chief Executive Officer)

	By:	/s/ Peter Salvo
Peter Salvo
(Principal Financial Officer)

26